Form 10-Q
period 1997-06-30
FORMAN PETROLEUM CORP
filed 1997-08-14
CIK 1041635

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-Q*

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997*
                                      Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM        TO

                       COMMISSION FILE NUMBER 333-31375*


                         FORMAN PETROLEUM CORPORATION
            (Exact name of registrant as specified in its charter)*

              LOUISIANA                                    72-0954774
     (State or other jurisdiction                       (I.R.S. Employer
  of incorporation or organization)                    Identification No.)

    650 POYDRAS STREET - SUITE 2200
         NEW ORLEANS, LOUISIANA                            70130-6101
 (Address of principal executive offices)                  (Zip code)

                                 (504) 586-8888
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [ ]     NO [ ]     NOT APPLICABLE [X]*

As of August 4, 1997, there were 70,000 shares of the Registrant's Voting Common Stock, no par value, and 20,000 shares of the Registrant's Non-voting Common Stock, no par value, outstanding.

* This report is being voluntarily filed with the Securities and Exchange Commission (the "Commission") pursuant to the Registrant's contractual obligations to file with the Commission the annual reports, quarterly reports and other documents that the Company would be required to file if it were subject to Section 13 or 15 of the Securities Exchange Act of 1934. References to the Registrant refer to Forman Petroleum Corporation even though it is not yet a registrant and is not required to file reports pursuant to Section 13 or 15 of the Securities Exchange Act of 1934. The Commission file number refers to a Form S-4 Registration Statement filed by the Company under the Securities Act of 1933, which Registration Statement has not yet become effective.

                          FORMAN PETROLEUM CORPORATION

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997

                               TABLE OF CONTENTS


                                     PART I

                                                       Page No.
Item 1. Financial Information:
          Balance Sheets as of June 30, 1997 and
          December 31, 1996                                  1

          Statement of Operations and Accumulated
          Deficit for the Three and Six Month Periods
          Ended June 30, 1997 and June 30, 1996              2

          Statement of Cash Flows for the Six Month
          Periods Ended June 30, 1997 and June 30, 1996      3

          Notes to Financial Statements                    4-5

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations              6-11


                                   PART II

Item 2.    Changes in Securities                            12

Item 5.    Other Information                                13

Item 6.    Exhibits and Reports on Form 8-K              14-15

Signatures                                                  16

                         FORMAN PETROLEUM CORPORATION
                         ----------------------------
                                 BALANCE SHEET
                                 -------------



                                                        June 30,            December 31,
                                                          1997                 1996
                                                      --------------        -------------
                                                      (Unaudited)

                                    ASSETS
                                    ------
Current assets:

   Cash and cash equivalents                          $    8,399,851        $     130,551
   Accounts receivable (net of bad debt allowance)           388,303              500,602
   Prepaid interest                                        8,662,500                    0
   Oil and gas revenue receivable                          1,080,771            2,503,478
   Due from Stockholder                                       12,457               12,457
   Other assets                                              126,072               60,188
                                                      --------------        -------------
       Total current assets                               18,669,954            3,207,276

Property and equipment:
   Oil and gas properties, full cost method               64,915,462           48,359,890
   Other property and equipment, at cost                   1,423,214            1,425,451
                                                      --------------        -------------
                                                          66,338,676           49,785,341

   Less:  Accumulated depreciation, depletion
            and amortization                             (15,088,937)         (12,433,801)
                                                      --------------        -------------
      Net property and equipment                          51,249,739           37,351,540

Other assets:
   Due from affiliate                                              0              327,828
   Deferred financing costs
       (net of accumulated amortization)                   6,852,990              608,051
   Funds on deposit in escrow                                510,645              881,970
                                                      --------------        -------------
     Other assets                                          7,363,635            1,817,849

TOTAL ASSETS                                           $  77,283,328        $  42,376,665
                                                      ==============        =============

                     LIABILITIES AND STOCKHOLDER'S DEFICIT
                    --------------------------------------

Current liabilities:
   Accounts payable and accrued liabilities           $    6,547,140        $   6,241,069
   Undistributed oil and gas revenues                      1,042,761            1,625,517
   Current portion of notes payable                           14,086               21,160
   Note payable to stockholder                                     0              500,000
                                                      --------------        -------------
       Total current liabilities                           7,603,987            8,387,746

Note payable (long-term portion)                          67,826,520           39,021,487
Deferred tax liability                                     4,746,000                    0
Mandatorily redeemable Preferred Stock, no par value,
   1,000,000 authorized shares, 200,000 shares
   outstanding                                             9,795,139                    0

Stockholder's deficit:
   Common stock, no par value, 1,000,000 shares
      authorized, 90,000 issued and outstanding                1,000                1,000
   Treasury stock                                                (10)                 (10)
   Additional paid-in capital                                      0              785,823
   Retained deficit                                      (12,689,308)          (5,819,381)
                                                      --------------        -------------
      Total stockholder's deficit                        (12,688,318)          (5,032,568)
                                                      --------------        -------------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT            $  77,283,328        $  42,376,665
                                                      ==============        =============

   The accompanying notes are an integral part of these financial statements

                         FORMAN PETROLEUM CORPORATION
                         ----------------------------

                            STATEMENT OF OPERATIONS
                            -----------------------

                                  (Unaudited)
                                  -----------



                                             Three Months Ended                         Six Months Ended
                                                 June 30,                                   June 30,
                                          ----------------------------         ----------------------------
                                              1997           1996                   1997           1996
                                          ------------    ------------         ------------    ------------
Revenues:
   Oil and gas sales                      $  2,525,928    $  2,632,636         $  6,262,454    $  4,886,716
   Overhead reimbursements                      20,421          43,130               35,165          61,261
   Interest income                              44,932          10,204               54,111          19,389
   Other income                                  2,887          15,868               20,262          45,174
                                          ------------   -------------         ------------    ------------
      Total revenues                         2,594,168       2,701,838            6,371,992       5,012,540

Costs and expenses:
   General & administrative                    413,789         297,151              842,437         707,610
   Lease operating expenses                    641,970         654,171            1,198,679       1,239,220
   Interest expense                          1,640,358         942,457            2,824,601       1,843,275
   Production taxes                            174,495         223,831              303,647         416,437
   Depreciation, depletion and amortization  2,052,445       1,027,590            3,595,006       2,088,081
                                          ------------    ------------         ------------    ------------
      Total costs and expenses               4,923,057       3,145,200            8,764,370       6,294,623
                                          ------------    ------------         ------------    ------------
Net loss from operations                    (2,328,889)       (443,362)          (2,392,378)     (1,282,083)

Income tax expense                           4,746,000               0            4,746,000               0
                                          ------------    ------------         ------------    ------------
Net loss                                  $ (7,074,889)   $   (443,362)        $ (7,138,378)   $ (1,282,083)
                                          ============    ============         ============    ============
Net loss per share                        $     (78.61)   $      (4.93)        $     (79.32)   $     (14.25)
                                          ============    ============         ============    ============
Pro forma data:
   Net loss as reported above             $ (7,074,889)   $   (443,362)        $ (7,138,378)   $ (1,282,083)

   Pro forma income tax adjustment           5,607,689         164,044            5,631,180         474,371
                                          ------------    ------------         ------------    ------------
   Pro forma net loss                     $ (1,467,200)   $   (279,318)        $ (1,507,198)   $   (807,712)
                                          ============    ============         ============    ============
   Pro forma net loss per share           $     (16.30)   $      (3.10)        $     (16.75)   $      (8.97)
                                          ============    ============         ============    ============


   The accompanying notes are an integral part of these financial statements

                         FORMAN PETROLEUM CORPORATION

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                         Six Months Ended
                                                                             June 30,
                                                                 -------------------------------
                                                                       1997            1996
                                                                 --------------   --------------
Cash flows from operating activities:
  Net loss                                                        $ (2,392,378)     $(1,282,083)
  Adjustments to reconcile net loss to
    Net cash provided by operating activities:
      DD&A                                                           3,595,006        2,088,081
  Change in assets and liabilities:
    Decrease (Increase) in accounts receivable                         112,299          (51,784)
    Decrease (Increase) in prepaid expenses                            (27,692)         (14,575)
    Decrease (Increase) in due from affiliate                          327,828                0
    Decrease (Increase) in unbilled well costs                         (38,192)         (15,314)
    Increase (Decrease) in accounts payable/accrued liabilities        306,068        7,220,166
    Increase (Decrease) in due to/from stockholder                    (500,000)               0
    Decrease (Increase) in oil and gas revenue receivable            1,422,707           58,573
    Increase (Decrease) in undistributed oil and gas revenue          (582,756)        (139,873)
                                                                  ------------      -----------
Net cash provided by operating activities                            2,222,890        7,863,191
                                                                  ------------      -----------
Cash flows from investing activities:
  Additions to oil and gas properties                              (16,555,572)      (7,897,275)
  Deposit into escrow account                                          371,325          (17,560)
  Purchase of other property and equipment                               2,236          (39,305)
                                                                  ------------      -----------
Net cash used in investing activities                              (16,182,011)      (7,954,140)
                                                                  ------------      -----------
Cash flows from financing activities:
  Purchase of FPCII assets                                          (1,500,000)               0
  Proceeds from preferred stock                                     10,000,000                0
  Borrowings (net of prepaid interest)                              20,802,130          (13,157)
  Decrease (Increase) in deferred financing costs                   (7,073,709)          (1,350)
                                                                  ------------      -----------
Net cash provided by financing activities                           22,228,421          (14,507)
                                                                  ------------      -----------
Net increase/(decrease) in cash or cash equivalents                  8,269,300         (105,456)

Cash and cash equivalents at beginning of period                       130,551          313,070
                                                                  ------------      -----------
Cash and cash equivalents at end of period                        $  8,399,851      $   207,614
                                                                  ============      ===========

   The accompanying notes are an integral part of these financial statements

                          FORMAN PETROLEUM CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997


1.  Interim Financial Statements

The financial statements of the Company at June 30, 1997 and for the three and six-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The financial statements should be read in conjunction with the financial statements and notes thereto, for the year ended December 31, 1996 contained in the Company's Registration Statement on Form S-4 (file number 333-31375) filed with the Commission on July 16, 1997. Such Registration Statement is not yet effective.


2.  Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings Per Share", which simplifies the computation of earnings per share ("EPS"). SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement for all prior period EPS data presented. Pro forma EPS calculated under SFAS 128 would be the same as those indicated on the Statement of Operations for the respective periods.

3.   Issuance of Notes

On June 3, 1997 the Company completed the private sale to Jefferies & Company, Inc. ("Jefferies") of 70,000 units ("Note Units") consisting of $70 million principal amount of 13.5% Senior Secured Notes due 2004, Series A (the "Notes") and Warrants to purchase 29,067 shares of Common Stock, no par value (the "Common Stock"), of the Company at a price of $65,667,000 in a transaction not registered under the Securities Act (the "Act") in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D under the Act. Jefferies thereupon offered and resold the Note Units only to qualified institutional buyers and a limited number of institutional accredited investors at an initial price to such purchasers of $68,467,000. Concurrently with the offering of the Note Units, the Company completed a private sale to Jefferies of 200,000 units ("Equity Units") consisting of 200,000 shares of Series A Cumulative Preferred Stock and warrants to purchase 14,533 shares of Common Stock. The Equity Units were sold to Jefferies for $9,200,000 in a transaction not registered under the Securities Act in reliance upon Section 4 (2) of the Act and Rule 506 of Regulation D under the Act. Jefferies thereupon offered and resold the Equity Units only to qualified institutional buyers and a limited number of institutional accredited investors at an initial price to such purchasers of $10,000,000.The offerings and sale of the Note Units and the Equity Units are referred to herein as the "Offerings".

The net proceeds to the Company from the Offerings were approximately $74.9 million. A portion of the net proceeds (approximately $9.5 million) was segregated into a capitalized interest account to pay interest on the Notes through June 1, 1998. The Company used the remaining net proceeds of the Offerings as follows: (i) approximately $35.2 million was used to repay all of the outstanding indebtedness (including accrued interest and associated fees) due under the Endowment Energy Partners ("EEP) and Endowment Energy Co-Investment Partnership ("EECIP") loans; (ii) approximately $10.5 million was used to repay all of the outstanding indebtedness (including accrued interest and associated fees) due under the Joint Energy Development Investments Limited Partnership loan; (iii) $2.6 million was used to purchase from EEP and EECIP a 7.5% overriding royalty interest in the Company's Lake Enfermer Field, Manila Village Field and Boutte Field; (iv) $5.0 million was used in connection with the Company's acquisition from Forman Petroleum Corporation II ("FPCII"), a company whose sole stockholder is McLain J. Forman (the Company's Chairman and principal stockholder), all of FPCII's interest in the Bayou Fer Blanc Field and the West Gueydan Field, of which $1.5 million was paid to FPCII, $1.0 million was used to pay bank debt and $2.5 million was used to pay trade payables to third parties; (v) Jefferies received a fee of $1.9 million for financial advisory services provided to the Company and also received a warrant to purchase 4,844 shares of Common Stock at the initial exercise price of $1.00 per share; and (vi) $0.9 million was used to pay expenses of the Offerings. The remaining net proceeds from the Offerings of $9.4 million are being used for capital expenditures, working capital and other general corporate purposes.

4. Income Taxes

As discussed in Note 3, the Company issued a second class of stock on June 3, 1997, effectively terminating its S Corporation election. As a result, the Company will be subject to Federal and state income taxes for the results of operations subsequent to June 2, 1997, and accordingly a benefit of $335,000 is reflected in income tax expense in the accompanying statements of operations.
In addition, due to the termination of the Company's status as an S Corporation for federal income tax purposes, the Company is also required to establish a net deferred tax liability calculated at the applicable Federal and state tax rates resulting primarily from financial reporting and income tax reporting basis differences in oil and gas properties. Accordingly, a net deferred tax liability of $5,081,000 was accrued at June 3, 1997 and is included in income tax expense in the accompanying statements of operations.

For purposes of the pro forma net loss presentation, income taxes have been adjusted to reflect the actual income tax benefit that would have been recorded by the Company had it operated as a C Corporation throughout each of the periods presented.

5. Per Share Amounts

Historical and pro forma net loss per share amounts are calculated by dividing historical and pro forma net loss by the weighted average number of common shares outstanding (90,000 for each period presented).

               MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion is intended to assist in an understanding of the Company's historical financial position and the results of operations for the three-month and six-month periods ended June 30, 1997 and 1996. The financial statements of the Company at June 30, 1997 and for the three and six-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The financial statements should be read in conjunction with the financial statements and notes thereto, for the year ended December 31, 1996 contained in the Company's Registration Statement on Form S-4 (file number 333-31375) filed with the Commission on July 16, 1997. Such Registration Statement is not yet effective. The Company's historical financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Results of Operations

     The following table sets forth certain operating information with respect to the oil and gas operations of the Company for the three-month and six-month periods ended June 30, 1997 and 1996.

                                              Three Months Ended           Six Months Ended
                                                    June 30,                   June 30,
                                            ----------------------      ----------------------
                                              1997          1996          1997          1996
                                            --------      --------      --------      --------
Sales:
  Oil (Bbls)                                   75,077        96,975       153,312       170,502
  Gas (Mcf)                                   439,161       240,246       995,409       519,523
  Oil and gas (BOE)                           148,271       137,016       319,214       257,089

Sales Revenue:
  Total oil sales                          $1,509,871    $1,978,853    $3,308,323    $3,366,620
  Total gas sales                          $1,016,056    $  653,782    $2,954,131    $1,520,095

Average Sales Prices:
  Oil (per Bbl)                            $    20.11    $    20.41    $    21.58    $    19.75
  Gas (per Mcf)                            $     2.31    $     2.72    $     2.97    $     2.93
  Per BOE                                  $    17.04    $    19.21    $    19.62    $    19.01

Average Costs (per BOE):
  Severance Tax                            $     1.18    $     1.63    $     0.95    $     1.62
  Lease Operating Expenses                 $     4.33    $     4.77    $     3.76    $     4.82
  General & Administrative                 $     2.79    $     2.17    $     2.64    $     2.75
  Depreciation, Depletion & Amortization   $    13.84    $     7.50    $    11.26    $     8.12

     REVENUES - The following table reflects an analysis of differences in the Company's oil and gas revenues (expressed in thousands of dollars) between the three-month and six-month periods ended June 30, 1997 and the comparable periods in 1996:


                                           SECOND QUARTER       FIRST SIX MONTHS
                                          1997 COMPARED TO      1997 COMPARED TO
                                           SECOND QUARTER       FIRST SIX MONTHS
                                                1996                  1996
                                          ----------------      ----------------
Increase (decrease) in oil and gas
 revenues resulting from differences in:
  Crude oil and condensate--
    Prices                                   $ (22,136)             $  281,114
    Production                                (446,846)               (339,411)
                                             ---------              ----------
                                              (468,982)                (58,297)
  Natural gas--
    Prices                                    (179,034)                 41,622
    Production                                 541,308               1,392,414
                                             ---------              ----------
                                               362,274               1,434,036

Increase (decrease) in oil and gas revenues  $(106,708)             $1,375,739
                                             =========              ==========

     The Company's oil and gas revenues increased approximately $1.4 million, or 28% to $6.3 million for the six months ended June 30, 1997, from $4.9 million for the comparable period in 1996. Production levels for the six months ended June 30, 1997, increased 24% to 319 thousand barrels of oil equivalent ("MBOE") from 257 MBOE for the comparable period in 1996. Gas production volumes increased 91%, while oil volumes declined 10%. The Company's average sales prices (including hedging activities) for oil and natural gas for the six months ended June 30, 1997 were $21.58 per Bbl and $2.97 per Mcf versus $19.75 per Bbl and $2.93 per Mcf in the 1996 period. Revenues increased $1.0 million due to the aforementioned production increases, and by $320,000 as a result of increased oil and gas prices.

     For the quarter ended June 30, 1997, total oil and gas revenues decreased $100,000 from revenues for the second quarter of 1996. Oil production for the quarter ended June 30, 1997 was down 23% from the comparable quarter in 1996, while gas production was up 83%. Oil prices for the quarterly period ended June 30, 1997 were virtually unchanged, while gas prices declined 15% from the comparable quarter in 1996.

     LEASE OPERATING EXPENSES - On a BOE basis, lease operating expenses experienced a 22% decrease, to $3.76 per BOE for the six months ended June 30, 1997 from $4.82 per BOE in the comparable 1996. For the first six months of 1997, lease operating expenses were down 3%, from $1.24 million in 1996 to $1.20 million in the comparable 1997 period. For the quarter ended June 30, 1997, lease operating expenses were 2% lower than for the comparable quarter in 1996.

     SEVERANCE TAXES - The effective severance tax rate as a percentage of oil and gas revenues decreased to 4.9% for the six months ended June 30, 1997, from 8.5% for the comparable period in 1996. For the quarter ended June 30, 1997, the effective tax rate decreased to 6.9% from 8.5% for the comparable quarter in 1996. In each case, the decrease was due primarily to the increased production from wells that have a state severance tax exemption under Louisiana's severance tax abatement program.

     GENERAL AND ADMINISTRATIVE EXPENSES - For the six months ended June 30, 1997, general and administrative ("G&A") expenses were $2.64 per BOE, a 4% decrease from the $2.75 per BOE for the first six months of 1996. For the quarter ended June 30, 1997, G&A expenses per BOE increased 29% over the comparable quarterly period in 1996. This second quarter increase in 1997 was due partially to costs associated with an increase in drilling activities, as well as to increased utilization of consulting geological and accounting services during the first six months of 1997.

     DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE - For the six months ended June 30, 1997, depreciation, depletion and amortization ("DD&A") expense increased 72% over the comparable 1996 period. For the quarter ended June 30, 1997, DD&A expense increased 100% over the comparable second quarter of 1996. The increases for both the six-month period and the second quarter are attributable to (i) the Company's increased production and related future capital costs during the first six months of 1997 and (ii) the write-off of deferred financing costs related to the loans that were repaid in June, 1997. This accelerated write-off of deferred financing costs during the six-month period ended June 30, 1997 resulted from the December, 1996, change in the maturity dates of the Endowment Energy Partners ("EEP") and Endowment Energy Co-Investment Partnership ("EECIP") loans from December 31, 1999, and September 30, 1998, respectively, to June 30, 1997 for each loan.

     Excluding the one-time write-off of deferred financing costs in June 1997, the DD&A expense for the six months ended June 30, 1997 increased 37% over the comparable 1996 period. For the quarter ended June 30, 1997, DD&A expense increased 44% over the comparable second quarter of 1996. On a BOE basis, which reflects the increases in production, the DD&A rate for the first six months of 1997 was $8.99 per BOE compared to $8.12 per BOE for the same period in 1996, an increase of only 11%, and for the second quarter of 1997 was $9.99 per BOE compared to $7.50 per BOE for the comparable period in 1996, for an increase of 33%.




     INTEREST EXPENSE - For the six months ended June 30,1997, interest expense increased to $2.8 million from $1.8 million for the comparable 1996 period. This increase of $1.0 million in interest expense is due primarily to (i) $275,000 of interest on a term loan from Joint Energy Development Investments Limited Partnership ("JEDI") made in December 1996 which was repaid in June 1997, and
(ii) $528,000 of additional interest in June 1997, relating to the issuance of $70 million principal amount of 13.5% Senior Secured Notes due 2004, Series A (the "Notes"), on June 3, 1997 (see Liquidity and Capital Resources). For the quarter ended June 30, 1997, interest expense increased $700,000 over the comparable second quarter of 1996. This increase was also the result of the additional interest due on the JEDI loan and the Notes as previously discussed.

     NET LOSS FROM OPERATIONS - Due to the factors described above, net loss from operations for the quarter ended June 30, 1997 was $2.3 million, an increase of 500% over the net loss reported for the second quarter of 1996 of $0.4 million. The net loss increased to $2.4 million for the six months ended June 30, 1997, from a loss of $1.3 million for the comparable period in 1996.

     INCOME TAX EXPENSE - The Company issued a second class of stock on June
3, 1997, effectively terminating its S Corporation election. As a result, the Company will be subject to Federal and state income taxes for the results of operations subsequent to June 2, 1997, and accordingly a benefit of $335,000 was reflected in income tax expense for the three-month and six-month periods ended June 30, 1997. In addition, due to the termination of the Company's status as an S Corporation for federal income tax purposes, the Company was also required to establish a net deferred tax liability calculated at the applicable Federal and state tax rates resulting primarily from financial reporting and income tax reporting basis differences in oil and gas properties. Accordingly, a net deferred tax liability of $5,081,000 was accrued at June 3, 1997 and is included in income tax expense for the three-month and six-month periods ended June 30, 1997. The net result of these two accruals was an increase of $4,700,000 in the net loss of the Company for the three-month and six-month periods ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL AND CASH FLOW - The following summary table reflects comparative cash flows for the company for the six-month periods ended June 30, 1997 and 1996:

                                                    SIX MONTHS ENDED
                                                        JUNE 30,
                                                  --------------------
                                                    1997        1996
                                                  --------    --------
Net cash provided by operating activities         $  2,223    $ 7,863
Net cash used by investing activities              (16,182)    (7,954)
Net cash provided (used) by financing activities    22,228        (14)

     For the six months ended June 30, 1997, net cash provided by operating activities decreased to $2.2 million from $7.9 million during the comparable period in 1996. This decrease was primarily due to the Company's reduction of its trade accounts payable by $6.8 million during the first six months of 1997, partially offset by a net $750,000 decrease in oil and gas revenue receivable during the same six-month period.

     Cash used in investing activities increased by $8.2 million, from $8.0 million during the first six months of 1996 to $16.2 million during the comparable period in 1997. This increase was a result of (i) the Company's acquisition of the Bayou Fer Blanc Field and the West Gueydan Field for $3.5 million, (ii) the Company's acquisition of the overriding royalty interest of EEP and EECIP in the Company's producing properties for $2.6 million, and increased drilling activity in the Lake Enfermer Field.

     During the six months ended June 30, 1997, financing activities generated cash flow of $22.2 million, as compared to essentially no cash flow from financing activities during the comparable period in 1996. The increase in cash during 1997 was primarily due to the $47.0 million increase in net borrowings through the issuance of $70 million principal amount of the

Notes and $10 million of Series A Cumulative Preferred Stock during June 1997, as described below.

     LONG-TERM FINANCING - On June 3, 1997 the Company completed the private sale to Jefferies & Company, Inc. ("Jefferies") of 70,000 units ("Note Units") consisting of $70 million principal amount of the Notes and warrants to purchase 29,067 shares of Common Stock, no par value (the "Common Stock"), of the Company at a price of $65,667,000 in a transaction not registered under the Securities Act (the "Act") in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D under the Act. Jefferies thereupon offered and resold the Note Units only to qualified institutional buyers and a limited number of institutional accredited investors at an initial price to such purchasers of $68,467,000. Concurrently with the offering of the Note Units, the Company completed a private sale to Jefferies of 200,000 units ("Equity Units") consisting of 200,000 shares of Series A Cumulative Preferred Stock and warrants to purchase 14,533 shares of Common Stock. The Equity Units were sold to Jefferies for $9,200,000 in a transaction not registered under the Securities Act in reliance upon Section 4 (2) of the Act and Rule 506 of Regulation D under the Act. Jefferies thereupon offered and resold the Equity Units only to qualified institutional buyers and a limited number of institutional accredited investors at an initial price to such purchasers of $10,000,000. The offerings and sale of the Note Units and the Equity Units are referred to herein as the "Offerings".

     The net proceeds to the Company from these Offerings were approximately $74.9 million. A portion of the net proceeds (approximately $9.5 million) was segregated into a capitalized interest account to pay interest on the Notes through June 1, 1998. The Company used the remaining net proceeds of the Offerings as follows: (i) approximately $35.2 million was used to repay all of the outstanding indebtedness (including accrued interest and associated fees) due under the EEP and EECIP loans; (ii) approximately $10.5 million was used to repay all of the outstanding indebtedness (including accrued interest and associated fees) due under the JEDI loan; (iii) $2.6 million was used to purchase from EEP and EECIP a 7.5% overriding royalty interest in the Company's Lake Enfermer Field, Manila Village Field and Boutte Field; (iv) $5.0 million was used in connection with the Company's acquisition from Forman Petroleum Corporation II ("FPCII"), a company whose sole stockholder is McLain J. Forman (the Company's Chairman and principal stockholder), all of FPCII's interest in the Bayou Fer Blanc Field and the West Gueydan Field, of which $1.5 million was paid to FPCII, $1.0 million was used to pay bank debt and $2.5 million was used to pay trade payables to third parties; (v) Jefferies received a fee of $1.9 million for financial advisory services provided to the Company and also received a warrant to purchase 4,844 shares of Common Stock at the initial exercise price of $1.00 per share; and (vi) $0.9 million was used to pay expenses of the Offerings. The remaining net proceeds from the Offerings of $9.4 million are being used for capital expenditures, working capital and other general corporate purposes.

     HEDGING ACTIVITIES - With the objective of achieving more predictable revenues and cash flows and reducing the exposure to fluctuations in oil and natural gas prices, the Company has entered into hedging transactions of various kinds with respect to both oil and natural gas. While the use of these hedging arrangements limits the downside risk of reverse price movements, it may also limit future revenues from favorable price movements. In January 1997, the Company entered into forward sales and swap arrangements with respect to approximately 40% of its estimated net natural gas production in the Lake Enfermer Field through April 1997, at a weighted average price of approximately $3.18 per Mcf. At the same time, the Company hedged approximately 30% of its estimated net oil production through June 1997 at a weighted average price of $23.75 per Bbl. The Company continuously reevaluates its hedging program in light of market conditions, commodity price forecasts, capital spending and debt service requirements. The Company may hedge additional volumes through the remainder of 1997 or it may determine from time to time to terminate its then existing hedging positions.

     FORWARD-LOOKING STATEMENTS - The foregoing discussion of Liquidity and Capital Resources includes forwarding looking statements within the meaning of
Section 27a of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include the timing and extent of changes in commodity prices for oil and gas, the need to develop and replace reserves, environmental risks, drilling and operating risks, risks related to exploration and development, uncertainties about the estimates of reserves, competition, government regulations and the ability of the Company to meet its stated business goals.

                                 PART II

ITEM 2.  CHANGES IN SECURITIES

     (c) On June 3, 1997 the Company completed the private sale to Jefferies of Note Units consisting of $70 million principal amount of Notes and warrants to purchase 29,067 shares of Common Stock, no par value (the "Common Stock"), of the Company. Concurrently with the offering of the Note Units, the Company completed a private sale to Jefferies of Equity Units consisting of 200,000 shares of Series A Cumulative Preferred Stock and warrants to purchase 14,533 shares of Common Stock at the purchase price of $9,200,000. Jefferies then sold the Equity Units only to qualified institutional buyers and a limited number of institutional accredited investors for $10,000,000 for such Equity Units. The offerings and sale of the Note Units and the Equity Units are referred to herein as the "Offerings".

     In connection with the offering and sale of the Note Units, the Company issued warrants to purchasers of the Note Units to entitle the holders thereof to purchase, in the aggregate, 29,067 shares of Common Stock (the "Note Warrants"). Each Note Warrant, when exercised, entitles the holder thereof to receive 0.41524 shares of Common Stock at the exercise price, as adjusted (the "Note Exercise Price"), which initially is $1.00 per share. The Note Exercise Price, the number of shares of Common Stock received in respect of a Note Warrant and the number of Note Warrants outstanding are subject to adjustment in certain cases. The Note Warrants are currently exercisable and will automatically expire on June 1, 2004. If the last day for the exercise of the Note Warrants is not a business day, then the Note Warrants may be exercised on the next succeeding business day.

     In connection with the offering and sale of the Note Units, the Company also issued to Jefferies & Company, Inc. a warrant to purchase 4,844 shares of Common Stock at an initial exercise price of $1.00 per share.

     In connection with the offering and sale of the Equity Units, the Company issued warrants to purchasers of the Equity Units that entitle the holders thereof to purchase, in the aggregate, 14,533 shares of Common Stock (the "Equity Warrants"). Each Equity Warrant, when exercised, entitles the holder thereof to receive 0.07267 shares of Common Stock at the exercise price, as adjusted (the "Equity Exercise Price"), which initially is $1.00 per share. The Equity Exercise Price, the number of shares of Common Stock received in respect of an Equity Warrant and the number of Equity Warrants outstanding are subject to adjustment in certain cases. The Equity Warrants are currently exercisable immediately and will automatically expire on June 1, 2004. If the last day for the exercise of the Equity Warrants is not a business day, then the Equity Warrants may be exercised on the next succeeding business day.

ITEM 5.  OTHER INFORMATION

     OPERATIONAL ACTIVITIES - During the second quarter ended June 30, 1997, the Company completed the drilling of its fourth post-3D well, the LPSB #2, in the Lake Enfermer Field. An unsuccessful attempt was made to complete the well in the deepest zone; the well was subsequently recompleted in a shallower zone and is currently producing at a daily rate of 1,500 Mcf of gas and 10 Bbls of condensate. A subsequent development well, the LPSB #7, targeted for the same fault block as the LPSB #2, was drilled in July 1997, and logged approximately 40 feet of net pay. This well cut an unexpected 300' fault and was temporarily suspended pending further evaluation of this entire fault block. The Company is currently deepening the Lafourche Realty A-2 well, which is in an adjacent fault block; an intermediate log indicates approximately 60 feet of net pay, and the well is now being drilled to the deeper objectives.

     The Company also has recently worked over the McNeil #6 Well in the Lake Enfermer Field, and the well is now producing at the daily rate of 1,700 Mcf and 95 Bbls of condensate. Other workovers in the Lake Enfermer Field are in progress and scheduled to be completed during the third quarter of 1997; these workovers are intended to further increase production and cash flow from the field.

     Effective July 22, 1997, the Company acquired from Enron Gathering Company and K/D Promix, L.L.C. two high pressure gas pipelines within the Lake Enfermer Field which connect the Company's main production facility, Facility #1, to a group of interstate pipelines. These new lines provide alternate markets for the gas production from this field and should also result in more favorable gas product pricing. At the same time the Company also acquired a 6" pipeline that connects Facility #1 and Facility #2; this pipeline will allow the transport of additional saltwater to Facility #1 for injection into the Company's waterflood project. To date, this waterflood project has demonstrated a direct correlation between volumes of water injected and volumes of oil produced.

     In the Boutte Field, the Company has completed the first of four scheduled recompletions. The well is currently producing approximately 110 Bbl of oil per day. The second recompletion is currently in progress.

     Study of the Bayou Fer Blanc Field 3-D seismic survey is ongoing and plans for drilling there are in development. The Company has received the processed 3-D survey on the West Gueydan Field and is interpreting and integrating this new data. The Company is also interpreting the results of the recently completed 3-D survey in the Manila Village Field to identify additional drilling or workover opportunities within the Field.

     PROPOSED EXCHANGE OFFER - The Company filed its Form S-4 Registration Statement with the Commission on July 16, 1997. The Company seeks to exchange 13.5% Senior Secured Notes due 2004, Series B ("Series B Notes"), for its 13.5% Senior Secured Notes due 2004, Series A ("Series A Notes"). The terms of the Series B Notes are substantially identical to those of the Series A Notes. Such Registration Statement has not been declared effective as of the date of filing this Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The following instruments and documents are included as Exhibits to this Form 10-Q. Exhibits incorporated by reference are so indicated by parenthetical information.

EXHIBIT NO.    EXHIBIT

3(i)           Restated Articles of Incorporation dated July 2, 1997 (filed as
               Exhibit 3(i) to the Registration Statement on Form S-4 filed on July 16, 1997 and is incorporated herein by reference (File No. 333-31375)).

3(ii) Bylaws (filed as Exhibit 3(ii) to the Registration Statement on Form S-4 filed on July 16, 1997 and is incorporated herein by reference (File No. 333-31375)).

4.1 Indenture dated as of June 3, 1997 by and among Forman Petroleum Corporation, as issuer, and U.S.Trust Company of Texas, N.A. as trustee (filed as Exhibit 4.1 to the Registration Statement on Form S-4 filed on July 16, 1997 and is incorporated herein by reference (File No. 333-31375)).

4.2 Act of Mortgage, Security Agreement, Assignment of Production and Financing Statement dated November 21, 1996, by Forman Petroleum Corporation for the benefit of Joint Energy Development Investments Limited Partnership (filed as Exhibit 4.2) to the Registration Statement on Form S-4 filed on July 16, 1997 and is incorporated herein by reference (File No. 333-31375)).

4.3 Act of First Amendment to Mortgage, Security Agreement, Assignment of Production and Financing Statement dated December 23, 1996, by and among Forman Petroleum Corporation and Joint Energy Development Investments Limited Partnership (filed as
               Exhibit 4.3 to the Registration Statement on Form S-4 filed on July 16, 1997 and is incorporated herein by reference (File No. 333-31375)).

4.4 Act of Second Amendment to Mortgage, Security Agreement, Assignment of Production and Financing Statement dated June 3, 1997, by and among Forman Petroleum Corporation and U.S. Trust Company of Texas, N.A. (filed as Exhibit 4.4 to the Registration Statement on Form S-4 filed on July 16, 1997 and is incorporated herein by reference (File No. 333-31375)).

4.5 Act of Assignment of Note and Liens dated June 3, 1997, by and among Joint Energy Development Investments Limited Partnership, as assignor, and U.S. Trust Company of Texas, N.A., as assignee (filed as Exhibit 4.5 to the Registration Statement on Form S-4 filed on July 16, 1997 and is incorporated herein by reference (File No. 333-31375)).

10.1 Registration Rights Agreement dated June 3, 1997 by and between Forman Petroleum Corporation and Jefferies & Company, Inc. regarding Notes and warrants to purchase Common Stock (filed as Exhibit 10.1 to the Registration Statement on Form S-4 filed on July 16, 1997 and is incorporated herein by reference (File No. 333-31375)).

10.2 Registration Rights Agreement dated June 3, 1997 by and between Forman Petroleum Corporation and Jefferies & Company, Inc. regarding Series A Cumulative Preferred Stock and warrants to purchase Common Stock (filed as Exhibit 10.2 to the Registration Statement on Form S-4 filed on July 16, 1997 and is incorporated herein by reference (File No. 333-31375)).

10.3 Warrant Agreement dated June 3, 1997 by and between Forman Petroleum Corporation and U.S. Trust Company of Texas, N.A. regarding warrants issued in connection with issuance of Series A Cumulative Preferred Stock (filed as Exhibit 10.3 to the Registration Statement on Form S-4 filed on July 16, 1997 and is incorporated herein by reference (File No. 333-31375)).

10.4 Warrant Agreement dated June 3, 1997 by and between Forman Petroleum Corporation and U.S. Trust Company of Texas, N.A. regarding warrants issued in connection with issuance of Notes (filed as Exhibit 10.4 to the Registration Statement on Form S-4 filed on July 16, 1997 and is incorporated herein by reference (File No. 333-31375)).

27             Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Forman Petroleum Corporation

Date: August 14, 1997             By: /s/ McLain J. Forman
                                     -------------------------------
                                     McLain J. Forman
                                     Chairman of the board, Chief
                                     Executive Officer and President


                                  By: /s/ Marvin J. Gay
                                     -------------------------------
                                     Marvin J. Gay
                                     Vice President and Chief Financial
                                     Officer