Form 10-Q
period 1997-09-30
FORMAN PETROLEUM CORP
filed 1997-11-13
CIK 1041635

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------

                                   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

               For the quarterly period ended September 30, 1997
                                      Or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                   For the transition period from        to

                       Commission file number 333-31375*

                               ----------------

                         FORMAN PETROLEUM CORPORATION
            (Exact name of registrant as specified in its charter)



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

                               Yes [X]    No [ ]

As of November 4, 1997, there were 70,000 shares of the Registrant's Voting Common Stock, no par value, and 20,000 shares of the Registrant's Non-voting Common Stock, no par value, outstanding.

* The Commission file number refers to a Form S-4 Registration Statement filed by the Company under the Securities Act of 1933, which became effective September 26, 1997.

                         FORMAN PETROLEUM CORPORATION

              FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                               TABLE OF CONTENTS


                                    PART I
                                                                               Page No.
Item 1.  Financial Information:
          Balance Sheets as of September 30, 1997 and December 31, 1996            1

          Statement of Operations and Accumulated Deficit for the
          Three and Nine Month Periods Ended September 30, 1997
          and September 30, 1996                                                   2

          Statement of Cash Flows for the Nine Month Periods Ended
          September 30, 1997 and September 30, 1996                                3

          Notes to Financial Statements                                          4-5

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                   6-11


                                    PART II

Item 2.  Changes in Securities                                                    12

Item 5.  Other Information                                                        13

Item 6.  Exhibits and Reports on Form 8-K                                      14-15

Signatures                                                                        16

                         FORMAN PETROLEUM CORPORATION
                                 BALANCE SHEET

                                                              September 30,          December 31,
                                                                  1997                   1996
                                                              -------------          ------------
                                                               (Unaudited)
                                    ASSETS

Current assets:
  Cash and cash equivalents                                    $  2,653,522          $    130,551
  Restricted cash                                                 6,300,000                     0
  Accounts receivable (net of bad debt allowance)                   660,941               500,602
  Oil and gas revenue receivable                                  1,486,268             2,503,478
  Due from Stockholder                                                    0                12,457
  Other assets                                                       38,077                60,188
                                                               ------------          ------------
    Total current assets                                         11,138,808             3,207,276

Property and equipment:
  Oil and gas properties, full cost method                       72,305,103            48,359,890
  Other property and equipment, at cost                           1,526,338             1,425,451
                                                               ------------          ------------
                                                                 73,831,441            49,785,341
  Less: Accumulated depreciation, depletion
          and amortization                                      (16,585,316)          (12,433,801)
                                                               ------------          ------------
    Net property and equipment                                   57,246,125            37,351,540

Other assets:
  Due from affiliate                                                      0               327,828
  Deferred financing costs (net of accumulated amortization)      6,750,234               608,051
  Funds on deposit in escrow                                        515,096               881,970
                                                               ------------          ------------
    Total other assets                                            7,265,330             1,817,849
                                                               ------------          ------------
TOTAL ASSETS                                                   $ 75,650,263          $ 42,376,665
                                                               ============          ============

                    LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
  Accounts payable and accrued liabilities                     $  7,525,797          $  6,241,069
  Undistributed oil and gas revenues                              1,035,018             1,625,517
  Current portion of notes payable                                   33,943                21,160
  Note payable to stockholder                                             0               500,000
                                                               ------------          ------------
    Total current liabilities                                     8,594,758             8,387,746

Note payable (long-term portion)                                 67,902,079            39,021,487
Deferred tax liability                                            3,778,741                     0
Mandatorily redeemable Preferred Stock, no par value,
  1,000,000 authorized shares, 200,000 shares outstanding        10,185,244                     0

Stockholder's deficit:
  Common stock, no par value, 1,000,000 shares authorized,
    90,000 issued and outstanding                                     1,000                 1,000
  Treasury Stock                                                        (10)                  (10)
  Additional paid-in capital                                              0               785,823
  Retained deficit                                              (14,811,549)           (5,819,381)
                                                               ------------          ------------
    Total stockholder's deficit                                 (14,810,559)           (5,032,568)
                                                               ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                    $ 75,650,263          $ 42,376,665
                                                               ============          ============

   The accompanying notes are an integral part of these financial statements

                         FORMAN PETROLEUM CORPORATION

                            STATEMENT OF OPERATIONS

                                  (Unaudited)

                                                          Three Months Ended                Nine Months Ended
                                                            September 30,                     September 30,
                                                       ------------------------        -------------------------
                                                          1997          1996               1997          1996
                                                       -----------   ----------        -----------   -----------
Revenues:
  Oil and gas sales                                    $ 2,582,842   $ 2,184,469       $ 8,845,296    $ 7,071,185
  Overhead reimbursements                                   13,094        20,178            48,259         81,439
  Interest Income                                          212,022         7,909           266,133         27,298
  Other Income                                              22,870        22,803            43,132         70,977
                                                       -----------   -----------       -----------    -----------
    Total revenues                                       2,830,828     2,235,359         9,202,820      7,250,899
                                                       -----------   -----------       -----------    -----------
Costs and expenses:
  General & administrative                                 463,953       401,716         1,306,390      1,109,326
  Lease operating expenses                                 720,831       600,910         1,919,510      1,840,130
  Interest expense                                       2,446,986       969,001         5,271,587      2,812,276
  Production taxes                                         126,593       184,995           430,240        601,432
  Depreciation, depletion and amortization               1,686,679     1,106,478         5,281,685      3,194,559
                                                       -----------   -----------       -----------    -----------
    Total costs and expenses                             5,445,042     3,263,100        14,209,412      9,557,723
                                                       -----------   -----------       -----------    -----------
Net loss from operations                                (2,614,214)   (1,027,741)       (5,006,592)    (2,306,824)
Income tax expense (benefit)                              (882,069)            0         3,863,931              0
                                                       -----------   -----------       -----------    -----------
Net loss                                               $(1,732,145)  $(1,027,741)      $(8,870,523)   $(2,306,824)
Preferred stock dividend                               $   379,688   $         0       $   504,688    $         0
                                                       -----------   -----------       -----------    -----------
Net loss attributed to common shares                   $(2,111,833)  $(1,027,741)      $(9,375,211)   $(2,306,824)
Net loss per common share                              $    (23.46)  $    (11.42)      $   (104.17)   $    (25.63)
                                                       ===========   ===========       ===========    ===========
Proforma data:
  Net loss from operations reported above              $(2,614,214)  $(1,027,741)      $(5,006,592)   $(2,306,824)
  Proforma benefit for income taxes                        967,259       380,264         1,852,439        853,525
                                                       -----------   -----------       -----------    -----------
  Proforma net loss                                    $(1,646,955)  $  (647,477)      $(3,154,153)   $(1,453,299)
  Preferred stock dividend                             $   379,688   $         0       $   504,688    $         0
                                                       -----------   -----------       -----------    -----------
  Proforma net loss attributed to common shares        $(2,026,643)  $  (647,477)      $(3,658,841)   $(1,453,299)
                                                       ===========   ===========       ===========    ===========
  Proforma net loss per share                          $    (22.52)  $     (7.19)      $    (40.65)   $    (16.15)
                                                       ===========   ===========       ===========    ===========

   The accompanying notes are an integral part of these financial statements

                         FORMAN PETROLEUM CORPORATION

                            STATEMENT OF CASH FLOWS

                                  (Unaudited)


                                                                                        Nine Months ended
                                                                                          September 30,
                                                                                    -------------------------
                                                                                      1997             1996
                                                                                    --------         --------
Cash flows from operating activities:
  Net loss                                                                        $ (5,006,592)    $ (2,306,824)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    DD&A                                                                             5,281,685        3,194,559
  Change in assets and liabilities:
   Decrease (Increase) in accounts receivable                                         (160,339)         (75,727)
   Decrease (Increase) in prepaid expenses                                              30,773           71,602
   Decrease (Increase) in due from affiliate                                            12,457                0
   Decrease (Increase) in unbilled well costs                                           (8,662)           2,617
   Increase (Decrease) in accounts payable/accrued liabilities                       1,284,728       10,230,564
   Increase (Decrease) in due to/from stockholder                                      327,828         (316,388)
   Decrease (Increase) in oil and gas revenue receivable                             1,017,210          568,515
   Increase (Decrease) in undistributed oil and gas revenue                           (590,499)         (66,798)
                                                                                  ------------     ------------
Net cash provided by operating activities                                            2,188,589       11,302,120
                                                                                  ------------     ------------
Cash flows from investing activities:
  Additions to oil and gas properties                                              (23,945,213)     (12,372,806)
  Withdrawal from (deposit into) escrow account                                        366,874          (25,468)
  Purchase of other property and equipment                                            (100,887)         (50,328)
                                                                                  ------------     ------------
Net cash used in investing activities                                              (23,679,226)     (12,448,602)
                                                                                  ------------     ------------
Cash flows from financing activities:
  Purchase of FPCII assets                                                          (1,500,000)               0
  Proceeds from preferred stock                                                     10,000,000                0
  Borrowings (net of escrowed interest)                                             22,577,057          980,767
  Decrease (Increase) in deferred financing costs                                   (7,063,449)          (1,350)
                                                                                  ------------     ------------
Net cash provided by financing activities                                           24,013,608          979,417
                                                                                  ------------     ------------
Net increase (decrease) in cash or cash equivalents                                  2,522,971         (167,065)
Cash and cash equivalents at beginning of period                                       130,551          314,070
                                                                                  ------------     ------------
Cash and cash equivalents at end of period                                        $  2,653,522     $    147,005
                                                                                  ============     ============

   The accompanying notes are an integral part of these financial statements

                         FORMAN PETROLEUM CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997


1.  Interim Financial Statements

The financial statements of the Company at September 30, 1997 and for the three and nine-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The financial statements should be read in conjunction with the financial statements and notes thereto, for the year ended December 31, 1996 contained in the Company's Registration Statement on Form S-4 (file number 333-31375) filed with the Commission on July 16, 1997. This Registration Statement became effective September 26, 1997.


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

3.   Issuance of Notes

On June 3, 1997 the Company completed the private sale to Jefferies & Company, Inc. ("Jefferies") of 70,000 units ("Note Units") consisting of $70 million principal amount of 13.5% Senior Secured Notes due 2004, Series A (the "Notes") and Wwarrants to purchase 29,067 shares of Common Stock, no par value (the "Common Stock"), of the Company at a price of $65,667,000 in a transaction not registered under the Securities Act (the "Act") in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D under the Act. Jefferies thereupon offered and resold the Note Units only to qualified institutional buyers and a limited number of institutional accredited investors at an initial price to such purchasers of $68,467,000. Concurrently with the offering of the Note Units, the Company completed a private sale to Jefferies of 200,000 units ("Equity Units") consisting of 200,000 shares of Series A Cumulative Preferred Stock and warrants to purchase 14,533 shares of Common Stock. The Equity Units were sold to Jefferies for $9,200,000 in a transaction not registered under the Securities Act in reliance upon Section 4 (2) of the Act and Rule 506 of Regulation D under the Act. Jefferies thereupon offered and resold the Equity Units only to qualified institutional buyers and a limited number of institutional accredited investors at an initial price to such purchasers of $10,000,000.The offerings and sale of the Note Units and the Equity Units are referred to herein as the "Offerings".

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

4. Income Taxes

As discussed in Note 3, the Company issued a second class of stock on June 3, 1997, effectively terminating its S Corporation election. As a result, the Company will be subject to Federal and state income taxes for the results of operations subsequent to June 2, 1997, and accordingly a benefit of $1,217,069 is reflected in income tax expense in the accompanying statements of operations for the nine months ended September 30, 1997. In addition, due to the termination of the Company's status as an S Corporation for federal income tax purposes, the Company is also required to establish a net deferred tax liability calculated at the applicable Federal and state tax rates resulting primarily from financial reporting and income tax reporting basis differences in oil and gas properties. Accordingly, a net deferred tax liability of $5,081,000 was accrued at June 3, 1997 and is included in income tax expense in the accompanying statements of operations for the nine months ended September 30, 1997.

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

               MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion is intended to assist in an understanding of the Company's historical financial position and the results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996. The financial statements of the Company at September 30, 1997 and for the three and nine-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The financial statements should be read in conjunction with the financial statements and notes thereto, for the year ended December 31, 1996 contained in the Company's Registration Statement on Form S-4 (file number 333-31375) filed with the Commission on July 16, 1997. This Registration Statement became effective September 26, 1997. The Company's historical financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

RESULTS OF OPERATIONS

     The following table sets forth certain operating information with respect to the oil and gas operations of the Company for the three-month and nine-month periods ended September 30, 1997 and 1996.

                                                     Three Months Ended                None Months Ended
                                                        September 30,                    September 30,
                                                ----------------------------      ----------------------------
                                                   1997              1996            1997              1996
                                                ---------         ----------      ----------        ----------
Sales:
  Oil (Bbls)                                        77,888            76,942         231,200          247,444
  Oil (Mcf)                                        469,536           226,315       1,464,945          745,838
  Oil and gas (BOE)                                156,144           114,661         475,358          371,750

Sales Revenue:
  Total oil sales                               $1,403,310        $1,632,517      $4,711,633       $4,999,138
  Total gas sales                               $1,179,532        $  551,952      $4,133,663       $2,072,047

Average Sales Prices:
  Oil (per Bbl)                                 $    18.02        $    21.22      $    20.38       $    20.20
  Gas (per Mcf)                                 $     2.51        $     2.44      $     2.82       $     2.78
  Per BOE                                       $    16.54        $    19.05      $    18.61       $    19.02

Average Costs (per BOE):
  Severance Tax                                 $     0.81        $     1.61      $     0.91       $     1.62
  Lease Operating Expenses                      $     4.62        $     5.24      $     4.04       $     4.95
  General & Administrative                      $     2.97        $     3.50      $     2.75       $     2.98
  Depreciation, Depletion & Amortization        $    10.80        $     9.65      $    11.11       $     8.59

     Revenues--The following table reflects an analysis of differences in the Company's oil and gas revenues (expressed in thousands of dollars) between the three-month and nine-month periods ended September 30, 1997 and the comparable periods in 1996:

                                                   Third Quarter 1997      First Nine Months 1997
                                                   Compared to Third       Compared to First Nine
                                                      Quarter 1996             Months 1996
                                                   ------------------      ----------------------
Increase (decrease) in oil and gas revenues
 resulting from differences in:
  Crude oil and condensate-
    Prices                                           $(249,279)                  $   40,674
    Production                                          20,072                     (328,179)
                                                     ---------                   ----------
                                                      (229,207)                    (287,505)
  Natural gas-
    Prices                                              68,753                       63,832
    Production                                         558,827                    1,997,784
                                                     ---------                   ----------
                                                       627,580                    2,061,616
                                                     ---------                   ----------
Increase (decrease) in oil and gas revenues          $ 398,373                   $1,774,111
                                                     =========                   ==========

     The Company's oil and gas revenues increased approximately $1.8 million, or 25% to $8.8 million for the nine months ended September 30, 1997, from $7.1 million for the comparable period in 1996. Production levels for the nine months ended September 30, 1997, increased 28% to 475 thousand barrels of oil equivalent ("MBOE") from 372 MBOE for the comparable period in 1996. Gas production volumes increased 96%, while oil volumes declined 7%. The Company's average sales prices (including hedging activities) for oil and natural gas for the nine months ended September 30, 1997 were $20.38 per Bbl and $2.82 per Mcf versus $20.20 per Bbl and $2.78 per Mcf in the 1996 period. Revenues increased $1.67 million due to the aforementioned production increases, and by $105,000 as a result of increased oil and gas prices.

     For the quarter ended September 30, 1997, total oil and gas revenues increased $398,000 from revenues for the third quarter of 1996. Oil production for the quarter ended September 30, 1997 was up 1% from the comparable quarter in 1996, while gas production was up 107%. Oil prices for the quarterly period ended September 30, 1997 declined 15%, while gas prices increased 3% from the comparable quarter in 1996.

     Lease operating expenses--On a BOE basis, lease operating expenses experienced an 18% decrease, to $4.04 per BOE for the nine months ended September 30, 1997 from $4.95 per BOE in the comparable 1996. For the first nine months of 1997, lease operating expenses were up 4%, from $1.84 million in 1996 to $1.92 million in the comparable 1997 period. For the quarter ended September 30, 1997, lease operating expenses were 20% higher than for the comparable quarter in 1996.

     Severance taxes--The effective severance tax rate as a percentage of oil and gas revenues decreased to 4.9% for the nine months ended September 30, 1997, from 8.5% for the comparable period in 1996. For the quarter ended September 30, 1997, the effective tax rate decreased to 4.9% from 8.5% for the comparable quarter in 1996. In each case, the decrease was due primarily to the increased production from wells that have a state severance tax exemption under Louisiana's severance tax abatement program.

     General and administrative expenses--For the nine months ended September 30, 1997, general and administrative ("G&A") expenses were $2.75 per BOE, an 8% decrease from the $2.98 per BOE for the first nine months of 1996. For the first nine months of 1997, G&A increased 18%, from $1.1 million in 1996 to $1.3 million in 1997. For the quarter ended September 30, 1997, G&A expenses per BOE decreased 15% from the comparable quarterly period in 1996, while actual G&A expenses increased 15%. The third quarter and nine-month decreases in G&A per BOE in 1997 were due to increases in production during the respective periods as compared to the comparable periods for 1996. The increases in actual G&A expenses in the third quarter and the nine-month period ended September 30, 1997 were primarily the result of salary adjustments made during the third quarter of 1997, plus increased utilization of contract geological, accounting and administrative services during the first nine months of 1997 as compared to the same period in 1996.

     Depreciation, depletion and amortization expense--For the nine months ended September 30, 1997, depreciation, depletion and amortization ("DD&A") expense increased 31% over the comparable 1996 period. For the quarter ended September 30, 1997, DD&A expense increased 19% over the comparable second quarter of 1996.
9.89 The increases for both the nine-month period and the third quarter are attributable to (i) the Company's increased production and related future capital costs during the first nine months of 1997 and (ii) the write-off of deferred financing costs related to the loans that were repaid in June, 1997. This accelerated write-off of deferred financing costs during the nine-month period ended September 30, 1997 resulted from the December, 1996, change in the maturity dates of the Endowment Energy Partners ("EEP") and Endowment Energy Co-Investment Partnership ("EECIP") loans from December 31, 1999, and September 30, 1998, respectively, to June 30, 1997 for each loan.

     Excluding the accelerated amortization of deferred financing costs in June 1997, the DD&A expense for the nine months ended September 30, 1997 increased 37% over the comparable 1996 period. For the quarter ended September 30, 1997, DD&A expense increased 44% over the comparable third quarter of 1996. On a BOE basis, which reflects the increases in production, the DD&A rate for the first nine months of 1997 was $11.11 per BOE compared to $8.59 per BOE for the same period in 1996, an increase of 29% and for the third quarter of 1997 was $10.80 per BOE compared to $9.65 per BOE for the comparable period in 1996, for an increase of 12%.

     Interest expense--For the nine months ended September 30,1997, interest expense increased to $5.3 million from $2.8 million for the comparable 1996 period. This increase of $2.5 million in interest expense is due primarily to
(i) $275,000 of interest on a term loan from Joint Energy Development Investments Limited Partnership ("JEDI") made in December 1996 which was repaid in June 1997, and (ii) $2.2 million of additional interest in 1997 relating to the issuance of $70 million principal amount of 13.5% Senior Secured Notes due 2004, Series A (the

"Series A Notes"), on June 3, 1997 (see Liquidity and Capital Resources). For the quarter ended September 30, 1997, interest expense increased $1.48 million over the comparable third quarter of 1996. This increase was also the result of the additional interest due on the Series A Notes as previously discussed.

     Net loss from operations--Due to the factors described above, net loss from operations for the quarter ended September 30, 1997 was $2.6 million, an increase of 163% over the net loss reported for the third quarter of 1996 of $1.0 million. The net loss increased to $5.0 million for the nine months ended September 30, 1997, from a loss of $2.3 million for the comparable period in 1996.

     Income tax expense--The Company issued a second class of stock on June 3, 1997, effectively terminating its S Corporation election. As a result, the Company will be subject to Federal and state income taxes for the results of operations subsequent to June 2, 1997, and accordingly a benefit of $882,069 was reflected in income tax expense for the three-month period ended September 30, 1997 and $1,217,069 for the nine-month period ended September 30, 1997. In addition, due to the termination of the Company's status as an S Corporation for federal income tax purposes, the Company was also required to establish a net deferred tax liability calculated at the applicable Federal and state tax rates resulting primarily from financial reporting and income tax reporting basis differences in oil and gas properties. Accordingly, a net deferred tax liability of $5,081,000 was accrued at June 3, 1997 and is included in income tax expense for the nine-month period ended September 30, 1997. The net result of these accruals was a decrease of $882,069 in the net loss of the Company for the three-month period ended September 30, 1997, and an increase of $3,863,931 in the net loss of the Company for the nine-month period ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Working Capital and Cash Flow--Working capital at September 30, 1997 was $2.5 million. The Company believes that this capital plus the expected cash flow from operations will be sufficient to fund its working capital needs for the foreseeable future. The following summary table reflects comparative cash flows for the Company for the nine-month periods ended September 30, 1997 and 1996:

                                                 Nine Months Ended
                                                   September 30,
                                               ---------------------
                                                 1997         1996
                                               --------     --------
                                                   (in thousands)
Net cash provided by operating activities      $  2,189     $ 11,302
Net cash used by investing activities           (23,679)     (12,449)
Net cash provided by financing activities        24,014          979

     For the nine months ended September 30, 1997, net cash provided by operating activities decreased to $2.2 million from $11.3 million during the comparable period in 1996. This decrease was primarily due to the Company's reduction of its trade accounts payable by $8.9 million during the first nine months of 1997, partially offset by a net $500,000 decrease in oil and gas revenue receivable during the same nine-month period.

     Cash used in investing activities increased by $11.3 million, from $12.4 million during the first nine months of 1996 to $23.7 million during the comparable period in 1997. This increase was a result of (i) the Company's acquisition of the Bayou Fer Blanc Field and the West Gueydan Field for $3.5 million, (ii) the Company's acquisition of the overriding royalty interest of EEP and EECIP in the Company's producing properties for $2.6 million, and increased drilling and workover activity in the Lake Enfermer and Boutte Fields.

     During the nine months ended September 30, 1997, financing activities generated cash flow of $24.0 million, as compared to $1.0 million of cash flow from financing activities during the comparable period in 1996. The increase in cash during 1997 was primarily due to the $47.0 million increase in net borrowings through the issuance of $70 million principal amount of the Senior Secured Notes and $10 million of Series A Cumulative Preferred Stock during June 1997, as described below.

     Long-Term Financing--On June 3, 1997 the Company completed the private sale to Jefferies & Company, Inc. ("Jefferies") of 70,000 units ("Note Units") consisting of $70 million principal amount of the Series A Notes and warrants to purchase 29,067 shares of Common Stock, no par value (the "Common Stock"), of the Company at a price of $65,667,000 in a transaction not registered under the Securities Act (the "Act") in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D under the Act. Jefferies thereupon offered and resold the Note Units only to qualified institutional buyers and a limited number of institutional accredited investors at an initial price to such purchasers of $68,467,000. Concurrently with the offering of the Note Units, the Company completed a private sale to Jefferies of 200,000 units ("Equity Units") consisting of 200,000 shares of Series A Cumulative Preferred Stock and warrants to purchase 14,533 shares of Common Stock. The Equity Units were sold to Jefferies for $9,200,000 in a transaction not registered under the Securities Act in reliance upon Section 4 (2) of the Act and Rule 506 of Regulation D under the Act. Jefferies thereupon offered and resold the Equity Units only to qualified institutional buyers and a limited number of institutional accredited investors at an initial price to such purchasers of $10,000,000.The offerings and sale of the Note Units and the Equity Units are referred to herein as the "Offerings". On November 5, 1997 the Company completed an exchange offer of its 13.5% Senior Secured Notes due 2004, Series B (the "Series B Notes") that were registered under the Securities Act of 1933, for the Series A Notes. The Series A Notes and the Series B Notes are collectively referred to as the "Notes".

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

     Hedging Activities--With the objective of achieving more predictable revenues and cash flows and reducing the exposure to fluctuations in oil and natural gas prices, the Company has entered into hedging transactions of various kinds with respect to both oil and natural gas. While the use of these hedging arrangements limits the downside risk of reverse price movements, it may also limit future revenues from favorable price movements. In January 1997, the Company entered into forward sales arrangements with respect to approximately 40% of its estimated net natural gas production in the Lake Enfermer Field through April 1997, at a weighted average price of approximately $3.18 per Mcf. At the same time, the Company hedged approximately 30% of its estimated net oil production through June 1997 at a weighted average price of $23.75 per Bbl. In October 1997, the Company entered into forward sales arrangements with respect to approximately 25% of its estimated net natural gas production in the Lake Enfermer Field through March 1998, at a weighted average price of approximately $3.19 per Mcf. The Company continuously reevaluates its hedging program in light of market conditions, commodity price forecasts, capital spending and debt service requirements. The Company may hedge additional volumes through the remainder of 1997 and into 1998 or it may determine from time to time to terminate its then existing hedging positions.

     Forward-Looking Statements--The foregoing discussion of Liquidity and Capital Resources includes forwarding looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include the timing and extent of changes in commodity prices for oil and gas, the need to develop and replace reserves, environmental risks, drilling and operating risks, risks related to exploration and development, uncertainties about the estimates of reserves, competition, government regulations and the ability of the Company to meet its stated business goals.

                                    PART II

Item 2.  Changes in Securities

     (c)

     Exchange Offer--The Company filed a Form S-4 Registration Statement with the Commission on July 16, 1997. The Registration Statement became effective on September 26, 1997. The Company registered the exchange of its 13.5% Senior Secured Notes due 2004, Series B ("Series B Notes"), for its 13.5% Senior Secured Notes due 2004, Series A ("Series A Notes"). The terms of the Series B Notes are substantially identical to those of the Series A Notes. The exchange offering was initiated on October 1, 1997, expired on October 31, 1997 and was completed as of November 5, 1997.

Item 5.  Other Information

     Operational Activities--During the third quarter ended September 30, 1997, the Company completed the drilling of its fifth post-3D well, the LPSB #7, in the Lake Enfermer Field. The LPSB #7, targeted for the same fault block as the LPSB #2, was drilled in July 1997, and logged approximately 40 feet of net pay. This well cut an unexpected 300' fault and was temporarily suspended pending further evaluation of this entire fault block. The Company has deepened the Lafourche Realty A-2 well, which is in an adjacent fault block; the well logged approximately 60 feet of net pay, and was placed on production on October 12, 1997. The well is currently producing at the rate of 12,500 MCF and 30 barrels of condensate per day. The Company also completed several workovers in the Lake Enfermer Field during the third quarter of 1997; these workovers resulted in a 105% increase in gas production between June and September 1997.

     In the Boutte Field, the Company completed the second of four scheduled recompletions. The well, the Simoneaux #7, is currently producing approximately 350 Bbl of oil per day. The third and fourth recompletions are currently in progress.

     The first well to be drilled in the Company's Bayou Fer Blanc field, the Allan Company #1 Well, is currently drilling at below 13,400 feet, with a projected total depth of 14,800 feet. This well is being drilled based upon the 3-D seismic survey conducted in this field.

     The Company has completed the integration and interpretation of the 3-D seismic survey on the West Gueydan Field and is now in the process of showing this prospect to industry participants in an effort to sell an interest in the prospect prior to drilling the initial well.

     Preferred Stock Dividend--The Company declared a dividend payable on September 1, 1997 to the holders of record of the Series A Cumulative Preferred Stock payable at the rate of .0375 shares of Series A Cumulative Preferred Stock per share of Series A Cumulative Preferred Stock of the Company, or a total of 7,500 dividend shares.

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

4.6 Act of Mortgage, Security Agreement, Assignment of Production and Financing Statement dated July 30, 1997, by Forman Petroleum Corporation for the benefit of U.S. Trust Company of Texas, N.A. as Trustee under the Indenture (filed as Exhibit 4.6 to the Registration Statement on Form S-4 filed on July 16, 1997 and is incorporated herein by reference (File No. 333-31375)).

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


                                           Forman Petroleum Corporation


Date: November 12, 1997                    By: /s/ McLain J. Forman
                                              --------------------------------
                                              McLain J. Forman
                                              Chairman of the board, Chief
                                              Executive Officer and President


                                           By: /s/ Marvin J. Gay
                                              -------------------------------
                                              Marvin J. Gay
                                              Vice President and Chief Financial
                                              Officer