Form 10-K405
period 1997-12-31
FORMAN PETROLEUM CORP
filed 1998-03-31
CIK 1041635

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             --------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM        TO

                        COMMISSION FILE NUMBER 333-31375*

                              ------------------

                           FORMAN PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)


               LOUISIANA                              72-0954774
      (State or other jurisdiction        (I.R.S. Employer Identification No.)
   of incorporation or organization)

    650 POYDRAS STREET - SUITE 2200                      (504) 586-8888
   NEW ORLEANS, LOUISIANA 70130-6101             (Registrant's telephone number
    (Address of principal executive                   including area code)
           offices)(Zip Code)


       Securities registered pursuant to Section 12(b) of the Act: NONE

       Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 23, 1998, there were 70,000 shares of the Registrant's Voting Common Stock, no par value, and 20,000 shares of the Registrant's Non-voting Common Stock, no par value, outstanding.

* The Commission file number refers to a Form S-4 Registration Statement filed by the Registrant under the Securities Act of 1933, which became effective September 26, 1997.

                           FORMAN PETROLEUM CORPORATION

                  FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS


PART I.......................................................................................................     1

ITEM 1. BUSINESS.............................................................................................     1
ITEM 2. PROPERTIES...........................................................................................    13
ITEM 3. LEGAL PROCEEDINGS....................................................................................    15
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................    15

PART II......................................................................................................    15

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................................    15
ITEM 6. SELECTED FINANCIAL AND OPERATING DATA................................................................    16
ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................    17
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................    22
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................    22
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.................    23

PART III.....................................................................................................    23

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................................    23
ITEM 11. EXECUTIVE COMPENSATION..............................................................................    24
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................................    25
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................    26

PART IV......................................................................................................    26

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.....................................    26

INDEX TO FINANCIAL STATEMENTS................................................................................   F-1


                                     PART I

ITEM 1.    BUSINESS

Overview

     Forman Petroleum Corporation (the "Company") is an independent energy company engaged in the acquisition, exploration, development, exploitation and production of crude oil and natural gas. The Company and its predecesors have conducted acquisition, exploration, development and production operations in the Gulf Coast Basin since 1960, which gives the Company extensive geological, geophysical engineering and operational expertise in this area. As of December 31, 1997, the Company had estimated proved reserves of approximately 22.1 Bcf of natural gas and 2.26 MMBbls of oil, or an aggregate of approximately 5.94 MMBOE, with a present value of estimated pre-tax future net cash flows of $52.3 million (based upon prices at December 31, 1997).

     Since 1991, the Company has acquired five fields onshore in south Louisiana. These fields have cumulative production of approximately 153 MMBoe and contain complex geologic structures that are well suited to 3-D seismic surveys and interpretation to identify potential reserves. Since 1994, the Company has acquired and processed over 74 square miles of 3-D seismic data over four of these fields from which the Company has identified additional exploitation and development prospects. Using this 3-D seismic data along with existing well control, the Company's drilling activity during 1997 increased net production from a daily average of 1,895 Boe/d in December 1996 to 3,258 Boe/d in December 1997. In 1998, the Company plans aggregate capital expenditures of approximately $9.4 million to perform an estimated six recompletions and/or workovers and drill an estimated two new wells based on the Lake Enfermer 3-D seismic survey, to drill an estimated three additional wells and to perform one recompletion on other properties.

     Since 1991, the Company has experienced considerable growth with proved reserves and present value increasing from 1.8 MMBoe and $13.7 million, respectively, at September 30, 1991 to 5.94 MMBoe and $52.3 million, respectively, at December 31, 1997. On a Boe basis, 76% of the Company's reserves are classified as proved developed and the Company's reserve to production ratio was 7.7 years as of December 31, 1997. The Company operates each of its fields and owns a weighted average working interest of 91% in its fields, which enables the Company to control the timing and implementation of all exploitation and exploration activities.

     The Company believes that it can identify new drilling opportunities in its fields by combining 3-D seismic survey data with other technologies, including CAEX technology, as well as other available geological and engineering data. The Company's advanced visualization and data analysis techniques and sophisticated computing resources enable its geoscientists to view collectively large volumes of information contained within the 3-D seismic data. These techniques and resources also allow the Company's geoscientists to more easily identify features such as shallow and deep amplitude anomalies, complex channel systems, sharp structural details and fluid contacts, which might have been overlooked using less sophisticated 3-D seismic data interpretation techniques. The Company has made a significant investment in its 3-D seismic data visualization technology, which is closely linked with the Company's well-log database and other geoscience application software. The Company uses a series of workstations from Silicon Graphics, and has licensed Photon Seisx software for interpreting the geophysical data on the 3-D workstations, Geographix software for analysis, mapping and interpretation of geological data, and Cogniseis' Voxtel Geo technology for advanced 3-D geologic interpretation of data.

     The Company's technological success is dependent in part upon hiring and retaining highly skilled technical personnel. The Company has assembled a technical team that it believes has the capacity to adapt to the rapidly changing technological demands in the field of oil and natural gas exploration. This team consists of six geoscientists and engineers with an average of 22 years industry experience, primarily concentrated in the Gulf Coast region. The expertise of the Company's team of geoscientists and engineers reduces its dependence on outside technical consultants and enables the Company to internally generate substantially all of its prospects.


BUSINESS STRATEGY

     The Company's business strategy is to expand its proved reserves, production and cash flow through a disciplined technology-based program of exploitation and exploration for crude oil and natural gas, emphasizing the following key competitive strengths:

     CONTROL OF CRITICAL EXPLORATION FUNCTIONS - The Company owns substantially all of the working interests in its fields and is the operator of each field. Controlling operations is a crucial element in the strategy of the Company, since it allows the Company to control the critical functions in the exploration and exploitation process. This has enabled the Company to manage the land permitting and seismic option process; design the seismic surveys to ensure optimum results; supervise the data acquisition and processing; integrate and interpret the 3-D data with existing 2-D and subsurface geological data; select well sites; and design and drill wells to exploit identified prospective reserves.

     TECHNOLOGICAL EXPERTISE - Many of the fields in south Louisiana are ideally suited for the application of 3-D seismic data surveys to interpret the large structures of the area, using an exploitation technique in which the Company has extensive experience. The geological complexities in the Lake Enfermer Field have in the past made conventional interpretation very difficult. The Company uses 3-D seismic data in this field combined with existing well control and production information for its interpretations. In addition to enhancing the interpretations of structures, the Company uses 3-D seismic data to optimize its well programs.

     INVENTORY OF EXPLORATORY DRILLING PROSPECTS - In addition to the proved undeveloped reserves scheduled to be drilled during the next two years, the Company has an inventory of what it believes are significant exploratory prospects. These exploratory prospects have been identified through the application of 3-D seismic technology in the Company's Lake Enfermer Field, Bayou Fer Blanc Field, West Gueydan and Manila Village Fields. The Company believes that additional exploratory prospects will be identified as soon as a 3-D survey has been completed at the Boutte Field.

     GEOGRAPHIC SPECIALIZATION - The Company focuses its operations in the environmentally sensitive coastal marshlands of south Louisiana. The Company's reputation for preserving the integrity of these marshlands and years of experience have enabled the Company to acquire fields owned by landowners who restrict and carefully monitor all operations on their property.

     RISK MANAGEMENT - To manage the technical and economic risks inherent in drilling an exploratory property base with high ownership positions, the Company has instituted a risk management program to minimize risk through diversification and maximize prospect participation. In all cases, the Company will strive to retain operating control but will actively pursue a program whereby it will acquire farm-in or joint venture partners for its existing properties and will consider reciprocal participation in other attractive exploration ventures.


Significant Project Areas

     Set forth below are descriptions of the Company's south Louisiana fields where it is actively exploring for and developing oil and natural gas reserves and in many cases currently has production. The 3-D surveys which the Company is using to analyze its project areas range from regional non-proprietary group shoots to single field proprietary surveys.

     Although the Company is currently pursuing prospects within the project areas listed below, there can be no assurance that these prospects will be drilled at all or within the expected time frame. The final determination with respect to the drilling of any scheduled or budgeted wells will be dependent on a number of factors, including (i) results of the exploration efforts and the acquisition, review and analysis of the seismic data, (ii) the availability of sufficient capital resources by the Company and the other participants for the drilling of the prospects, (iii) the approval of the prospects by the other participants after additional data has been compiled, (iv) economic and industry conditions at the time of drilling, including prevailing and anticipated prices for oil and natural gas and the availability of drilling rigs and crews, (v) the financial resources and operating results of the Company and (vi) the availability of leases on reasonable terms and permitting for the prospect. There can be no assurance that these projects can be successfully developed or that the scheduled or budgeted wells discussed will, if drilled, encounter reservoirs of commercially productive oil and natural gas.

     Lake Enfermer Field - The Lake Enfermer Field is located on a deep, complexly faulted, salt structure in Lafourche Parish in a coastal marsh that is subsiding and grading into an open bay environment. The Company has acquired 3,650 acres in this field since 1992, has an average 98.5% working interest in, and is the operator of the field. The field was first discovered in 1955 by Olin Gas. Production through December 1997 for the field has been over 30 MMBoe. The acquisition of the field included two production facilities and one satellite location. In 1997, the Company built an additional production facility that cost approximately $0.5 million. These three processing centers are located approximately 1.5 miles apart from each other and are adequate to service all of the Company's anticipated wells.

     Upon the acquisition of the field, the Company used its extensive database of 2-D seismic data to drill and complete three wells in 1993 and 1994 (two of which are currently productive) for a cost of $5.3 million. The Company determined that an extensive 3-D survey of the Lake Enfermer Field area was necessary to optimally develop the field. In April 1995, the Company commenced a 33 square mile proprietary 3-D survey encompassing the entire Lake Enfermer Field for the purpose of better identifying additional reserve potential and more accurately determining drilling locations. The 3-D survey resulted in the identification of numerous drilling opportunities. The Company utilized this seismic data to drill and complete three wells in 1996 at a cost of $12.3 million. The first post-3-D survey well, spudded in January 1996, logged over 200 feet of productive sands and was successfully completed as a dually producing oil well in March 1996. The second and third post-3-D survey wells, spudded in April and July 1996, together logged over 312 feet of productive sands. The Company drilled and completed two wells in 1997, and drilled and temporarily suspended operations on one well pending further evaluation.

     During 1998, the Company plans to drill an estimated two additional wells and perform six workovers and/or recompletions in the Lake Enfermer Field at an estimated cost of approximately $4.0 million. In addition, the Company has identified other exploratory and development locations that it could drill in the future based upon its 3-D seismic survey and the wells drilled to date.

     MANILA VILLAGE FIELD - The Manila Village Field is located in Jefferson Parish in a brackish water marsh environment. The Company acquired 825 acres in this field in 1991 from Manila Village Production Company, has an average 65% working interest in and is the operator of the field. The field was first discovered by Whitestone in 1949 and through December 1997, the field had produced 35 MMBoe. Recently, the Company undertook a 12 square mile 3-D survey over the area data from which is currently being interpreted by the Company. During 1998, the Company plans to drill one additional well at an estimated cost of approximately $2.0 million.

     BOUTTE FIELD - The Boutte Field is located in a fresh water marsh in St. Charles Parish. All well locations are accessible by roads. The Company acquired in 1992 from Texaco and Apache a 100% working interest in 3,250 acres in this field, which it operates. Discovered by Texaco in 1953, through December 1997 the field had produced a total of 36 MMBoe with a production mix of 80% natural gas and 20% oil. In 1996, the Company recompleted one well, and during 1997, the Company recompleted an additional five wells.

     BAYOU FER BLANC FIELD - The Bayou Fer Blanc Field is located in Lafourche Parish, adjacent to the Lake Enfermer Field. The Company used a portion of the net proceeds of the Offerings (defined herein) to purchase a 100% working interest in the Bayou Fer Blanc Field, which it now operates. Although classified as two distinct fields, the Lake Enfermer Field and the Bayou Fer Blanc Field have produced from a single geologic structure. The Bayou Fer Blanc Field was discovered by Texaco in 1959 and through December 1997, the field had produced 17 MMBoe. The Company completed a 25 square mile proprietary 3-D seismic survey of the Bayou Fer Blanc Field in 1996, which was integrated with the 33 square mile 3-D seismic survey of the Lake Enfermer Field for a total of 58 contiguous square miles for the two fields. The Company's initial analysis of the 3-D survey suggests numerous undrilled amplitude anomalies with exploratory potential. The Company drilled one unsuccessful exploratory well in this field in 1997.

     WEST GUEYDAN FIELD - The West Gueydan Field is located in rice fields in Vermilion Parish on a deep salt structure. The Company used a portion of the net proceeds of the Offerings to purchase a 90% working interest in 1,180 acres in the field, which it now operates. The field includes a wellbore that has been cleaned out to total depth and is available for re-entry and sidetracking. The field was discovered by Magnolia Oil Company in 1938 and through December 1997, the field had produced 36 MMBoe. The Company has an extensive 2-D seismic data grid of the field and recently acquired additional 3-D seismic data.

ACQUISITION, PRODUCTION AND DRILLING ACTIVITY

     ACQUISITION AND DEVELOPMENT COSTS - The following table sets forth certain information regarding the costs incurred by the Company in its acquisition and development activities during the periods indicated.


                                                      Year End December 31,
                                                    ------------------------
                                                    1997     1996     1995
                                                    -------  ------   ------
                                                           (In thousands)

Acquisition costs.................................  $ 6,100  $     0  $    0
Development costs.................................    4,105    3,853   3,589
Exploratory costs.................................   18,464   12,448   4,490
                                                    -------  -------  ------
      Subtotal....................................   28,669   16,301   8,079
Capitalized general and administrative costs......        0        0     500
                                                    -------  -------  ------
Total costs incurred..............................  $28,669  $16,301  $8,579
                                                    =======  =======  ======

     DRILLING ACTIVITY - The following table sets forth the wells drilled and completed by the Company during the periods indicated.

                                                                     Years Ended December 31,
                                                                -----------------------------------
                                                                   1995        1996         1997
                                                                ----------  ----------  -----------
                                                                Gross  Net  Gross  Net  Gross  Net
                                                                -----  ---  -----  ---  -----  ---
Development:
    Productive................................................    0.0  0.0    0.0  0.0    0.0  0.0
    Non-productive............................................    1.0  0.5    0.0  0.0    1.0  1.0
                                                                  ---  ---    ---  ---    ---  ---
       Total..................................................    1.0  0.5    0.0  0.0    1.0  1.0
                                                                  ---  ---    ---  ---    ---  ---
Exploratory:
    Productive................................................    0.0  0.0    3.0  3.0    2.0  2.0
    Non-productive............................................    0.0  0.0    0.0  0.0    1.0  1.0
                                                                  ---  ---    ---  ---    ---  ---
       Total..................................................    0.0  0.0    3.0  3.0    3.0  3.0
                                                                  ---  ---    ---  ---    ---  ---
Total:
    Productive................................................    0.0  0.0    3.0  3.0    2.0  2.0
    Non-productive............................................    1.0  0.5    0.0  0.0    2.0  2.0
                                                                  ---  ---    ---  ---    ---  ---
       Total..................................................    1.0  0.5    3.0  3.0    4.0  4.0
                                                                  ---  ---    ---  ---    ---  ---

     Productive Well Summary - The following table sets forth the Company's ownership in productive wells at December 31,1997. Gross oil and gas wells include one well with multiple completions. Wells with multiple completions are counted only once for purposes of the following table.

                                         Productive Wells
                                         ----------------
                                         Gross       Net
                                         -----      -----
Gas...............................        8.0        7.7
Oil...............................       19.0       14.9
                                         ----       ----
        Total.....................       27.0       22.6

OIL AND GAS MARKETING

     All of the Company's natural gas is sold at current market prices, either under monthly spot price contracts or under longer term contracts that dedicate the natural gas from a property or a well to a single purchaser for an extended period of time at a fixed price for the period. The Company's oil and natural gas condensate production is sold at current market prices under short term contracts providing for market sensitive prices. From time to time, the Company may enter into transactions hedging the price of oil. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION AND MARKETS

     The Company operates in a highly competitive environment. The Company competes with major and independent oil and natural gas companies for the acquisition of desirable oil and natural gas properties, as well as for the equipment and labor required to develop and operate such properties. The Company also competes with major and independent oil and natural gas companies in the marketing and sale of oil and natural gas to marketers and end-users. Many of these competitors have financial and other resources substantially greater than those of the Company.

     The marketability of the Company's production depends upon the availability and capacity of gas gathering systems, pipelines and processing facilities, and the unavailability or lack of capacity thereof could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. In addition, federal and state regulation of oil and natural gas production and transportation, general economic conditions and changes in supply and demand could adversely affect the Company's ability to produce and market its oil and natural gas on a profitable basis.

REGULATION

     GENERAL - Various aspects of the Company's oil and natural gas operations are subject to extensive and continually changing regulation, as legislation affecting the oil and natural gas industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations binding upon the oil and natural gas industry and its individual members. The Federal Energy Regulatory Commission ("FERC") regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 ("NGA") and the Natural Gas Policy Act of 1978 ("NGPA"). In the past, the Federal government has regulated the prices at which oil and natural gas could be sold. While sales by producers of natural gas and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA in 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act (the "Decontrol Act"). The Decontrol Act removed all remaining NGA and NGPA price and nonprice controls affecting wellhead sales of natural gas effective January 1, 1993.

     REGULATION OF OIL AND NATURAL GAS EXPLORATION AND PRODUCTION - Exploration and production operations of the Company are subject to various types of regulation at the federal, state and local levels. Such regulations include requiring permits and drilling bonds for the drilling of wells, regulating the location of wells, the method of drilling and casing wells, and the surface use and restoration of properties upon which wells are drilled. Many states also have statutes or regulations addressing conservation matters, including provisions for the utilization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of spacing, plugging and abandonment of such wells. Some state statutes limit the rate at which oil and natural gas can be produced from the Company's properties. See "Risk Factors--Compliance with Governmental Regulations."

     NATURAL GAS MARKETING, GATHERING, PROCESSING AND TRANSPORTATION - Federal legislation and regulatory controls in the United States have historically affected the price of natural gas and the manner in which such production is marketed. Commencing in April 1992, the FERC issued Order Nos. 636, 636-A, 636-B and 636-C ("Order No. 636"), which require interstate pipelines to provide transportation separate, or "unbundled," from the pipelines' sales of natural gas. Also, Order No. 636 requires pipelines to provide open-access transportation on a basis that is equal for all natural gas supplies. Although Order No. 636 does not directly regulate the Company's activities, the FERC has stated that it intends for Order No. 636 to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on the Company's activities. Although Order No. 636 could provide the Company with additional market access and more fairly applied transportation service rates, Order No. 636 could also subject the Company to more restrictive pipeline imbalance tolerances and greater penalties for violation of those tolerances.

     In many instances, the result of Order No. 636 and related initiatives have been to substantially reduce or eliminate the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation services. Order No. 636 has been implemented on all interstate pipelines. In July 1996, the United States Court of Appeals for the District of Columbia Circuit largely upheld Order No. 636. The Supreme Court denied certiorari on May 12, 1997. Certain issues, however, were remanded to the FERC by the District of Columbia Circuit. On remand, the FERC in Order No. 636-C reaffirmed some elements of Order No. 636 and modified others. Order No. 636-C may be the subject of further proceedings at the FERC and is subject to appeal. Numerous parties also have filed petitions for review of orders in individual pipeline restructuring proceedings. Upon judicial review, the FERC's orders may be remanded or reversed in whole or in part. Consequently, it is difficult to predict Order No. 636's ultimate effects.

     The FERC has announced several important transportation-related policy statements and proposed rule changes, including the appropriate manner in which interstate pipelines release capacity under Order No. 636 and, more recently, the price that shippers can charge for their released capacity. In addition, in 1995, FERC issued a policy statement on how interstate natural gas pipelines can recover the costs of new pipeline facilities. In January 1996, the FERC issued a policy statement and a request for comments concerning alternatives to its traditional cost-of-service ratemaking methodology. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative. While any additional FERC action on these matters would affect the Company only indirectly, these policy statements and proposed rule changes are intended to further enhance competition in natural gas markets. In February 1997, the FERC announced a broad inquiry into issues facing the natural gas industry to assist the FERC in establishing regulatory goals and priorities in the post-Order No. 636 environment. The Company cannot predict what action the FERC will take on these matters, nor can it predict whether the FERC's actions will achieve its stated goal of increasing competition in natural gas markets. However, the Company does not believe that it will be treated materially differently than other natural gas producers and marketers with which it competes.

     Regulation of onshore natural gas gathering activities is primarily a matter of state oversight. Regulation of natural gas gathering and transportation activities, depending upon the state involved, may include various transportation, safety, rate, environmental and non-discriminatory purchase and transport requirements.

     OIL SALES AND TRANSPORTATION RATES - Sales prices of crude oil and natural gas liquids by the Company are not regulated. The price the Company receives from the sale of these products may be affected by the cost of transporting the products to market. Effective January 1995, the FERC implemented regulations establishing an indexing system under which oil pipelines will be able to change their transportation rates, subject to prescribed ceiling levels. The indexing system generally indexes such rates to inflation, subject to certain conditions and limitations. The Company is not able at this time to predict the effects of these regulations, if any, on the transportation costs associated with oil production from the Company's oil producing operations.

     Additional proposals and proceedings that might affect the oil and natural gas industry are pending before the FERC and the courts. The Company cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been heavily regulated. There is no assurance that the regulatory approach currently pursued by the FERC will continue indefinitely.

     OPERATING HAZARDS AND ENVIRONMENTAL MATTERS - The oil and natural gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, casing collapse, abnormally pressured formations and hazards such as oil spills, natural gas leaks, ruptures and discharges of toxic gases. The occurrence of any of these operating risks could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property and equipment, pollution or other environmental damage, including damage to natural resources, clean-up responsibilities, penalties and suspension of operations. Such hazards may hinder or delay drilling, development and on-line operations.

     Extensive federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment affect the Company's oil and natural gas operations. Numerous governmental departments issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial penalties for failure to comply. Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose "strict liability" for environmental contamination, rendering a person liable for environmental damages and cleanup costs without regard to negligence or fault on the part of such person. Other laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist or even prohibit exploration and production activities in sensitive areas. In addition, state laws often require various forms of remedial action to prevent pollution, such as closure of inactive pits and plugging of abandoned wells. The regulatory burden on the oil and natural gas industry increases its cost of doing business and consequently affects its profitability. The Company believes that it is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company's operations. However, environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements could have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company.

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund," imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances. Under CERCLA, such persons may be subject to joint and several liability for the costs of investigating and cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, companies that incur Superfund liability frequently also confront third party claims because it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment from a Superfund site.

     The Federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976 ("RCRA"), regulates the generation, transportation, storage, treatment and disposal of hazardous wastes and can require cleanup of hazardous waste disposal sites. RCRA currently excludes drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and natural gas from regulation as "hazardous waste." However, other wastes handled at exploration and productions sites may not fall within this exclusion. Disposal of non-hazardous oil and natural gas exploration, development and production wastes usually are regulated by state law.

     Stricter standards for waste handling and disposal may be imposed on the oil and natural gas industry in the future. From time to time legislation has been proposed in Congress that would revoke or alter the current exclusion of exploration, development and production wastes from the RCRA definition of "hazardous wastes," thereby potentially subjecting such wastes to more stringent handling, disposal and cleanup requirements. If such legislation were enacted, it could have a significant impact on the operating costs of the Company, as well as the oil and natural gas industry in general. Furthermore, although petroleum, including crude oil and natural gas, is exempt from CERCLA, at least two courts have ruled that certain wastes associated with the production of crude oil may be classified as "hazardous substances" under CERCLA. The impact of future revisions to environmental laws and regulations cannot be predicted.

     The Oil Pollution Act of 1990 ("OPA") provides that persons responsible for facilities and vessels (including the owners and operators of onshore facilities) are subject to strict joint and several liability for cleanup costs and certain other public and private damages arising from a spill of oil into waters of the United States. OPA establishes a liability limit for onshore facilities of $350.0 million. However, facilities located in coastal waters may be considered "offshore" facilities subject to greater liability limits under OPA (all removal costs plus $75.0 million). In addition, a party cannot take advantage of this liability limit if the spill was caused by gross negligence or willful misconduct or resulted from a violation of a federal safety, construction or operating regulation. If a party fails to report a spill or cooperate in the cleanup, liability limits likewise do not apply. OPA also imposes other requirements on facility owners and operators, such as the preparation of an oil spill response plan. Failure to comply with ongoing requirements or inadequate cooperation in a spill event may subject the responsible party to civil or criminal enforcement actions.

     The OPA also imposes financial responsibility requirements on the person or persons statutorily responsible for certain facilities. On March 25, 1997, the U.S. Minerals Management Service ("MMS") proposed new regulations to implement these financial responsibility requirements. Under the regulations proposed by the MMS, oil production and storage facilities that are located in wetlands adjacent to coastal waters could be required to demonstrate various levels of financial ability to reimburse governmental entities and private parties for costs that they could incur in responding to an oil spill, if the MMS determines that spills from those particular facilities could reach coastal waters. Although the Company owns and operates oil production and storage facilities in wetland areas in southern Louisiana, the Company does not believe that an oil spill from one of its facilities could reach coastal waters, and therefore the Company does not expect to be subject to the financial responsibility requirements, if such requirements are implemented in the manner proposed by the MMS. However, if the financial responsibility requirements apply to the Company, the amount of financial responsibility that the Company would have to demonstrate (under the MMS's proposed rules) would be $10.0 million, an amount that the Company believes it could satisfy without any negative impact on its financial condition or cost of doing business.

     The Federal Water Pollution Control Act ("FWPCA") imposes restrictions and strict controls regarding the discharge of produced waters and other oil and natural gas wastes into navigable waters. Permits must be obtained to discharge pollutants to waters and to conduct construction activities in waters and wetlands. The FWPCA and similar state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and other hazardous substances. Many state discharge regulations and the Federal National Pollutant Discharge Elimination System general permits prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the oil and natural gas industry to coastal waters. Although the costs to comply with recently-enacted zero discharge mandates under federal or state law may be significant, the entire industry is expected to experience similar costs and the Company believes that these costs will not have a material adverse impact on the Company's financial conditions and operations. In 1992 the EPA adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans.

     The Company's operations are also subject to the Clean Air Act ("CAA") and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from operations of the Company. The Company may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. However, the Company does not believe its operations will be materially adversely affected by any such requirements, and the requirements are not expected to be any more burdensome to the Company than to other similarly situated companies involved in oil and natural gas exploration and production activities.

OPERATIONAL RISKS AND INSURANCE

     The oil and natural gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, casing collapse, abnormally pressured formations and hazards such as oil spills, natural gas leaks, ruptures or discharges of toxic gases. The occurrence of any of these operating risks could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property and equipment, pollution or other environmental damage, including damage to natural resources, clean-up responsibilities, penalties and suspension of operations. In accordance with customary industry practice, the Company maintains insurance against some, but not all, of the risks described above, including insuring the cost of clean-up operations, public liability and physical damage. There can be no assurance that any insurance obtained by the Company will be adequate to cover any losses or liabilities or that such insurance will continue to be available in the future or that such insurance will be available at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on the Company's financial condition and operations.

EMPLOYEES

     On December 31, 1997, the Company employed 33 people, including 15 that
work in the Company's various field offices.   None of the Company's employees
are covered by a collective bargaining agreement, and the Company believes that its relationships with its employees are satisfactory. From time to time the Company utilizes the services of independent contractors to perform various field and other services.

FORWARD-LOOKING STATEMENTS

     This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Report regarding the planned capital expenditures, increases in oil and gas production, the number of anticipated wells to be drilled in 1998 and thereafter, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed under "Risk Factors" and elsewhere in this Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.


RISK FACTORS

     DEPENDENCE ON EXPLORATORY DRILLING ACTIVITIES - The success of the Company will be materially dependent upon the success of its exploratory drilling program. Exploratory drilling involves numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs and the delivery of equipment. The use of 3-D seismic data and other advanced technologies does not enable the interpreter to determine whether hydrocarbons are in fact present in subsurface structures that may be identified. In addition, the use of 3-D seismic data and other advanced technologies requires greater pre-drilling expenditures than traditional drilling strategies, and the Company could incur losses as a result of such expenditures. Moreover, the Company may identify prospects through a number of methods that do not include interpretation of 3-D seismic data or the use of other advanced technologies. The Company's future drilling activities may not be successful, and if unsuccessful, such failure will have a material adverse effect on the Company's results of operations and financial condition. There can be no assurance that the Company's overall drilling success rate or its drilling success rate for activity within a particular project area will not decline. The Company may choose not to acquire option and lease rights prior to acquiring seismic data and may identify a prospect or drilling location before seeking option or lease rights in the prospect or location. Although the Company has identified or budgeted for numerous drilling prospects, there can be no assurance that such prospects will ever be drilled (or drilled within the scheduled time frame) or that oil or natural gas will be produced from any such prospects or any other prospects.

     VOLATILITY OF OIL AND NATURAL GAS PRICES - Revenues generated from the Company's operations are highly dependent upon the price of, and demand for, oil and natural gas. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, local and international political conditions, including Middle East, the foreign supply of oil and natural gas, the price of foreign imports and overall economic conditions. It is impossible to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices may materially adversely affect the Company's financial condition, liquidity and results of operations. Lower oil and natural gas prices also may reduce the amount of the Company's oil and natural gas that can be produced economically. In order to reduce its exposure to price risks in the sale of its oil and natural gas, the Company enters into hedging arrangements from time to time; however, the Company's hedging arrangements apply to only a portion of its production and provide only limited price protection against fluctuations in the oil and natural gas markets.

     The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the future gross revenues method based on the ratio of current gross revenue to total proved future gross revenues, computed based on current prices. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the present value (using a 10% discount rate) of estimated future net cash flow from proved oil and natural gas reserves, and the lower of cost and fair value of unproved properties after income tax effects, excess costs are charged to operations. Once incurred, a write down of oil and natural gas properties is not reversible at a later date even if oil or natural gas prices increase. The Company wrote down its oil and gas properties at December 31, 1997 by $10,008,000. Significant downward revisions of quantity estimates or declines in oil and natural gas prices that are not offset by other factors could result in a further write down of oil and natural gas properties.

     REPLACEMENT OF RESERVES - In general, the volume of production from oil and natural gas properties declines as reserves are depleted. Except to the extent the Company acquires properties containing proved reserves or conducts successful development and exploration activities, or both, the proved reserves of the Company will decline as reserves are produced. The Company's future oil and natural gas production is, therefore, highly dependent upon its level of success in finding or acquiring additional reserves. The business of exploring for, developing or acquiring reserves is capital intensive. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, the Company's ability to make the necessary capital investment to maintain or expand its asset base of oil and natural gas reserves would be impaired. In addition, there can be no assurance that the Company's future development, acquisition and exploration activities will result in additional proved reserves or that the Company will be able to drill productive wells at acceptable costs.

     UNCERTAINTY OF RESERVE INFORMATION AND FUTURE NET REVENUE ESTIMATES - There are numerous uncertainties inherent in estimating oil and natural gas reserves and their estimated values, including many factors beyond the control of the producer. The reserve data set forth in this Report represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk recovery and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially and such reserve estimates may be subject to downward or upward adjustment based upon such factors. Actual production, revenues and expenditures with respect to the Company's reserves will likely vary from estimates, and such variances may be material.

     The present values of estimated future net cash flows referred to in this Report should not be construed as the current market value of the estimated oil and natural gas reserves attributable to the Company's properties. In accordance with applicable requirements of the Commission, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as the amount and timing of actual production, supply and demand for oil and natural gas, curtailments or increases in consumption by gas purchasers and changes in governmental regulations or taxation. The timing of actual future net cash flows from proved reserves, and their actual present value, will be affected by the timing of both the production and the incurrence of expenses in connection with development and production of oil and natural gas properties. In addition, the calculation of the present value of the future net revenues using a 10% discount, as required by the Commission, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company's reserves or the oil and natural gas industry in general.

     SUBSTANTIAL LEVERAGE - As of December 31, 1997, the Company's long-term debt and stockholder's deficit were $68.0 million and $24.2 million, respectively. The Company's level of indebtedness has several important effects on its operations, including (i) the covenants contained in the Indenture for the 13.5% Senior Secured Notes due 2004 (the "Notes") require the Company to meet certain financial tests, and other restrictions limit its ability to borrow additional funds or to dispose of assets and may affect the Company's flexibility in planning for, and reacting to, changes in business conditions and
(ii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired. Moreover, future acquisition or development activities may require the Company to alter its capitalization significantly. These changes in capitalization may significantly alter the leverage of the Company. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's future performance, which will be subject to general economic conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. There can be no assurance that the Company's future performance will not be adversely affected by such economic conditions and financial, business and other factors.

     SUBSTANTIAL CAPITAL REQUIREMENTS - The Company makes, and will continue to make, substantial capital expenditures for the development, exploration, acquisition and production of oil and natural gas reserves. The Company plans to make capital expenditures, not including expenditures for acquisitions, of approximately $9.4 million in 1998. The Company believes that its cash on hand together with its cash flow from operations and available vendor financing will be sufficient to fund its working capital needs for 1998 although certain exploratory and development projects may have to be deferred. The Company will require additional financing to complete its planned capital expenditures in 1999 and to service its outstanding debt. Management is reviewing alternative sources of financing, including an initial public offering, to satisfy these
requirements.   Although management believes that the Company will have
sufficient cash to fund planned capital expenditures in 1998, if revenues decrease as a result of lower oil and natural gas prices or operating difficulties, the Company may be limited in its ability to expend the capital necessary to undertake or complete its drilling program in future years. There can be no assurance that additional debt or equity financing or cash generated by operations will be available to meet these requirements.

     TECHNOLOGICAL CHANGES - The oil and gas industry is characterized by rapid and significant technological advancements and introductions of new products and services utilizing new technologies. As others use or develop new technologies, the Company may be placed at a competitive disadvantage, and competitive pressures may force the Company to implement such new technologies at substantial costs. In addition, other oil and gas companies may have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before the Company. There can be no assurance that the

Company will be able to respond to such competitive pressures and implement such technologies on a timely basis or at an acceptable cost. One or more of the technologies currently utilized by the Company or implemented in the future may become obsolete. In such cases, the Company's business, financial condition and results of operations could be materially adversely affected. If the Company is unable to utilize the most advanced commercially available technology, the Company's business, financial condition and results of operations could be materially and adversely affected.

     RISKS OF HEDGING TRANSACTIONS - In order to manage its exposure to price risks in the marketing of its oil and natural gas, the Company has in the past and expects to continue to enter into oil and natural gas price hedging arrangements with respect to a portion of its expected production. These arrangements may include futures contracts on the New York Mercantile Exchange (NYMEX), fixed price delivery contracts and financial swaps. While intended to reduce the effects of volatility of the price of oil and natural gas, such transactions may limit potential gains by the Company if oil and natural gas prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose the Company to the risk of financial loss in certain circumstances, including instances in which (i) production is less than expected, (ii) if there is a widening of price differentials between delivery points for the Company's production and the delivery point assumed in the hedge arrangement, (iii) the counterparties to the Company's future contracts fail to perform the contract or (iv) a sudden, unexpected event materially impacts oil or natural gas prices.

     DEPENDENCE ON KEY PERSONNEL - The Company depends to a large extent on the services of its founder, McLain J. Forman, and certain other senior management personnel. The loss of the services of Mr. Forman and other senior management personnel could have a material adverse effect on the Company's operations. The Company does not currently have an employment contract with any senior management or key personnel. The Company believes that its success is also dependent upon its ability to continue to employ and retain skilled technical personnel. The Company does not currently have any key-man insurance coverage on McLain J. Forman, other senior management or any key personnel. The inability of the Company to employ or retain skilled technical personnel could have a material adverse effect on the Company's operations.

     COMPLIANCE WITH GOVERNMENTAL REGULATIONS - Oil and natural gas operations are subject to various federal, state and local government regulations that may be changed from time to time in response to economic or political conditions. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds or other financial responsibility requirements, reports concerning operations, the spacing of wells, utilization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity to conserve supplies of oil and natural gas. In addition, the production, handling, storage, transportation and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations are subject to regulation under federal, state and local laws and regulations primarily relating to protection of human health and the environment. These laws and regulations have continuously imposed increasingly strict requirements for water and air pollution control and solid waste management.

     ENVIRONMENTAL RISKS - The Company is subject to a variety of federal, state and local governmental laws and regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous materials. These regulations subject the Company to increased operating costs and potential liability associated with the use and disposal of hazardous materials. Although these laws and regulations have not had a material adverse effect on the Company's financial condition or results of operations, there can be no assurance that the Company will not be required to make material expenditures in the future. Moreover, the Company anticipates that such laws and regulations will become increasingly stringent in the future, which could lead to material costs for environmental compliance and remediation by the Company.

     Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its operations to be suspended. Such liability or suspension of operations could have a material adverse effect on the Company's financial condition and results of operations.

     MARKETABILITY OF PRODUCTION - The marketability of the Company's production depends upon the availability and capacity of gas gathering systems, pipelines and processing facilities, and the unavailability or lack of capacity thereof could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. In addition, federal and state regulation of oil and natural gas production and transportation, general economic conditions and changes in supply and demand could adversely affect the Company's ability to produce and market its oil and natural gas on a profitable basis.

     SUBSTANTIAL COMPETITION - The Company operates in a highly competitive environment. The Company competes with major and independent oil and natural gas companies for the acquisition of desirable oil and natural gas properties, as well as for the equipment and labor required to develop and operate such properties. The Company also competes with major and independent oil and natural gas companies in the marketing and sale of oil and natural gas to marketers and end-users. Many of these competitors have financial and other resources substantially greater than those of the Company.

     OPERATING RISKS OF OIL AND NATURAL GAS OPERATIONS - The oil and natural gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, casing collapse, abnormally pressured formations and hazards such as oil spills, natural gas leaks, ruptures or discharges of toxic gases. The occurrence of any of these operating risks could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property and equipment, pollution or other environmental damage, including damage to natural resources, clean-up responsibilities, penalties and suspension of operations. In accordance with customary industry practice, the Company maintains insurance against some, but not all, of the risks described above. There can be no assurance that any insurance obtained by the Company will be adequate to cover any losses or liabilities. The Company cannot predict the continued availability of insurance or the availability of insurance at premium levels that justify its purchase.

     NO INTENTION TO PAY DIVIDENDS - The Company currently intends to retain any earnings for the future operation and development of its business and does not currently intend to declare or pay any dividends on its Common Stock in the foreseeable future. In addition, the payment of dividends by the Company is restricted by the Indenture.

ITEM 2.   PROPERTIES

     The Company has grown principally through the acquisition and subsequent development and exploitation of properties purchased since 1991. The Company's proved oil and gas reserves at December 31, 1997 were attributable to three properties, all of which are located in South Louisiana. The Company operates all of its properties and owns a significant (average 91%) working interest in each property.

OIL AND NATURAL GAS RESERVES

     The following table summarizes the estimates of the Company's proved producing, proved non-producing and proved undeveloped reserves as of December 31, 1997, and the related present value of estimated future net revenues before income taxes at such date, as estimated by independent petroleum engineers, Ryder Scott Company, Petroleum Engineers.

                                                       Producing         Non-Producing     Undeveloped        Total
                                                       -----------       -------------     -----------       --------
Natural gas (MMcf)....................................      10,158            6,079            5,868           22,105
Oil and NGLs (MBbls)..................................         854              988              417            2,259
Natural gas equivalents (MMcfe).......................      15,284           12,010            8,368           35,662
Oil equivalents (Mboe)................................       2,547            2,002            1,395            5,944
Present value of estimated future net revenues
 before income taxes (discounted at 10%)..............     $29,991          $13,953           $8,312          $52,256


     Oil and natural gas prices have declined subsequent to December 31, 1997. Accordingly, the discounted future net cash flows would be reduced if the standardized measure was calculated at a later date. These estimates of the Company's proved reserves have not been filed with or included in reports to any federal agency.

     In accordance with applicable requirements of the Commission, estimates of the Company's proved reserves and future net revenues are made using oil and natural gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation). Estimated quantities of proved reserves and future net revenues therefrom are affected by oil and natural gas prices, which have fluctuated widely in recent years. There are numerous uncertainties inherent in estimating oil and natural gas reserves and their estimated values, including many factors beyond the control of the producer. The reserve data set forth herein represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. As a result, estimates of different engineers may vary. In addition, estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing oil and natural gas prices, operating costs and other factors, which revisions may be material. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they are based.

     In general, the volume of production from oil and natural gas properties declines as reserves are depleted. Except to the extent the Company acquires properties containing proved reserves or conducts successful exploration and development activities, or both, the proved reserves of the Company will decline as reserves are produced. The Company's future oil and natural gas production is, therefore, highly dependent upon its level of success in finding or acquiring additional reserves.

     As operator of domestic oil and gas properties, the Company has filed Department of Energy Form EIA-23, "Annual Survey of Oil and Gas Reserves," as required by Public Law 93-275. There are differences between the reserves as reported on Form EIA-23 and as reported herein. The differences are attributable to the fact that Form EIA-23 requires that an operator report on the total reserves attributable to wells which are operated by it, without regard to ownership (i.e. reserves are reported on a gross operated basis, rather than on a net interest basis).

LEASEHOLD ACREAGE

     The table below describes the Company's developed and undeveloped leasehold acreage as of December 31, 1997:

                                                                Developed              Undeveloped
                                                                 Acreage                  Acreage                 Total
                                                            ------------------      ------------------      ------------------
Field                                                       Gross        Net        Gross        Net        Gross        Net
-----                                                       -----       ------      ------       -----      -----      -------
Lake Enfermer...........................................     3,650       3,595           0           0       3,650       3,595
Manila Village..........................................       825         536           0           0         825         536
Boutte...................................................    3,250       3,250           0           0       3,250       3,250
Bayou Fer Blanc..........................................        0           0         320         320         320         320
West Gueydan............................................         0           0       1,180       1,062       1,180       1,062
                                                           -------      ------      ------      ------      ------      ------
                                                             7,725       7,381       1,500       1,382       9,225       8,763
                                                           =======      ======      ======      ======      ======      ======

     No possible or probable reserves have been assigned to the Company's undeveloped acreage. As is customary in the oil and natural gas industry, the Company can retain its interests in undeveloped acreage by drilling activity that establishes commercial production sufficient to maintain the leases, or by payment of delay rentals during the remaining primary term of such a lease. Delay rentals paid in 1997 and those projected for 1998 are insignificant. The oil and natural gas leases in which the Company has an interest are for varying primary terms.

TITLE TO PROPERTIES

     As is customary in the oil and natural gas industry, the Company makes only a cursory review of title to farmout acreage and to undeveloped oil and natural gas leases upon execution of any contracts. Prior to the commencement of drilling operations, a thorough title examination is conducted and curative work is performed with respect to significant defects. To the extent title opinions or other investigations reflect title defects, the Company, rather than the seller of the undeveloped property, is typically responsible to cure any such title defects at its expense. If the Company were unable to remedy or cure any title defect of a nature such that it would not be prudent to commence drilling operations on the property, the Company could suffer a loss of its entire investment in the property. The Company has obtained title opinions on substantially all of its producing properties and believes that it has satisfactory title to such properties in accordance with standards generally accepted in the oil and natural gas industry. Prior to completing an acquisition of producing oil and natural gas leases, the Company obtains title opinions on all leases. The Company's oil and natural gas properties are subject to customary royalty interests, liens for current taxes and other burdens that the Company believes do not materially interfere with the use of or affect the value of such properties.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business that management believes would not have a material adverse effect on its financial condition or results of operations

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended December 31, 1997, no matters were submitted by the Company to a vote of its security holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     As of March 30, 1998, there were 70,000 shares of the Registrant's Voting Common Stock, no par value, owned by McLain J. Forman, the Company's Chairman of the Board, President and Chief Executive Officer, and 20,000 shares of the Registrant's Non-voting Common Stock, no par value, owned by four (4) beneficial holders, outstanding.

     The Company has retained its earnings for future growth, and therefore, does not anticipate paying cash dividends with respect to the Common Stock in the foreseeable future. In addition, the payment of dividends by the Company is restricted by the Indenture governing the Company's outstanding 13.5% Senior Secured Notes due 2004, Series B.

ITEM 6.   SELECTED FINANCIAL AND OPERATING DATA

     The following table sets forth a summary of selected historical financial information of the Company for the periods set forth below. This information is derived from the financial statements of the Company and the notes thereto. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data." In 1994, the Company changed its fiscal year end from September 30 to December 31. As such, the financial information for the years ended September 30, 1994 and December 31, 1994 overlaps for January 1, 1994 to September 30, 1994.

                   SELECTED HISTORICAL FINANCIAL INFORMATION
                    (In thousands, except per share amounts)

                                                                                                                YEAR ENDED
                                                                        YEAR ENDED DECEMBER 31,                SEPTEMBER 30,
                                                                ------------------------------------------  -------------------
                                                                   1997       1996        1995      1994      1994      1993
                                                                ----------  ---------   --------- --------  --------- ---------
                                                                        (Dollars in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
   Oil and natural gas revenue..............................     $  14,235   $ 10,892    $  6,919  $  9,532   $ 8,718  $  7,868
   Cost and expenses:
     Oil and natural gas operating expenses.................         2,709      2,526       2,196     2,775     2,741     1,608
     Production taxes.......................................           699        585         661       791       678       684
     Depreciation, depletion and amortization...............         9,391      4,259       3,558     2,391     2,207     2,167
     Impairment expense.....................................        10,008          -           -         -         -         -
     General and administrative expense.....................         2,007      1,539         921     1,204     1,151       706
                                                                ----------  ---------   --------- --------- --------- ---------
         Total operating expenses..........................         24,814      8,909       7,336     7,161     6,777     5,165
                                                                ----------  ---------   --------- --------- --------- ---------
   Operating income (loss)..................................       (10,579)     1,983        (417)    2,371     1,941     2,703
     Interest expense.......................................         7,724      3,983       3,522     2,121     1,897     1,354
     Other income:
     Interest income........................................           371         37         194        14        12         9
     Overhead reimbursements................................            61         95         131        74        77        58
     Other..................................................            42         93          61       119       163       143
                                                                ----------  ---------   --------- --------- --------- ---------
          Net income (loss).................................       (17,829)    (1,775)     (3,553)      457       296     1,559
     Preferred stock dividends..............................          (923)         -           -         -         -         -
                                                                ----------  ---------   --------- --------- --------- ---------
          Net income (loss) attributed to
           common shares....................................     $ (18,752)  $ (1,775)   $ (3,553) $    457   $   296  $  1,559
                                                                ==========  =========   ========= ========= ========= =========
   Net income (loss) per common share.......................     $ (208.36)  $ (19.72)   $ (39.48) $   5.08   $  3.29  $  17.32
                                                                ==========  =========   ========= ========= ========= =========
   Weighted average shares outstanding......................        90,000     90,000      90,000    90,000    90,000    90,000
                                                                ==========  =========   ========= ========= ========= =========
Unaudited Pro Forma Data:

   Operating income (loss) before income taxes..............    $  (17,829)  $ (1,775)     (3,553) $    457       296     1,559
   Pro forma benefit (expense) for income
    taxes related to operations as an
    S Corporation (1)........................................        6,106        657       1,314      (169)     (110)     (577)
   Preferred stock dividends.................................         (923)         -           -         -         -         -
                                                                ----------  ---------   --------- --------- --------- ---------
   Pro forma net income (loss) attributed to
    common shares............................................   $  (12,646) $  (1,118)   $ (2,239) $    288 $     186 $    982
                                                                ==========  =========   ========= ========= ========= =========
   Pro forma net income (loss) per common share..............   $  (140.52) $   12.42)   $ (24.88) $   3.20 $    2.07 $   10.91
                                                                ==========  =========   ========= ========= ========= =========
   Weighted average shares outstanding.......................       90,000     90,000      90,000    90,000    90,000    90,000
                                                                ==========  =========   ========= ========= ========= =========

                   (In thousands, except per share amounts)

                                                                                                                 YEAR ENDED
                                                                        YEAR ENDED DECEMBER 31,                 SEPTEMBER 30,
                                                                -------------------------------------------   ------------------
                                                                   1997         1996       1995      1994      1994       1993
                                                                ----------    --------   --------  --------   --------   -------
CASH FLOW DATA:
 Operating cash flows.......................................    $    7,851    $  9,083   $  1,237  $  2,217   $  3,697   $ 4,481
 Investing cash flows.......................................    $  (28,527)   $(15,394)  $ (1,468) $(17,387)  $(17,387)  $(7,258)
 Financing cash flows.......................................    $   21,003    $  6,128   $ (1,130) $ 14,812   $ 14,812   $ 3,748

BALANCE SHEET DATA (AT END OF PERIOD):
 Oil and gas properties, net................................    $   54,846    $ 37,052   $ 25,368  $ 20,339   $ 21,189   $11,515
 Total assets...............................................    $   69,631    $ 42,377   $ 29,160  $ 32,962   $ 25,746   $14,389
 Long-term debt, less current portion.......................    $   67,985    $ 39,021   $ 28,541  $ 27,049   $ 18,395   $ 8,677
 Stockholders' Equity.......................................    $  (18,861)   $ (5,033)  $ (3,258) $    295   $    569   $    80


(1) For all periods presented herein, the Company has operated as an S Corporation for Federal and state income tax purposes. Upon the issuance of its preferred stock on June 3, 1997, the Company terminated its S Corporation election and will subsequently be treated as a C Corporation for tax purposes (See Note 1 to the Financial Statements). The unaudited pro forma data includes the effect of income taxes as if the Company were a C Corporation.


ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion is intended to assist in an understanding of the Company's historical financial position and the results of operations for each year of the three-year period ended December 31, 1997. The Company's financial statements and notes thereto contain detailed information that should be referred to in conjunction with the following discussion. See "Item 8. Financial Statements and Supplementary Data."


OPERATING ENVIRONMENT

     The Company's revenues, profitability and future growth and the carrying value of its oil and natural gas properties are substantially dependent on prevailing prices of oil and natural gas. The Company's ability to increase its borrowing capacity and to obtain additional capital on attractive terms is also influenced by oil and natural gas prices. Prices for oil and natural gas are subject to large fluctuation in response to relatively minor changes in the supply of or demand for oil and natural gas, market uncertainty and a variety of additional factors beyond the control of the Company. While natural gas prices seem most dependent on weather in North America and corresponding usage, oil prices are more subject to global economic forces and supply. Because all of these factors are beyond the control of the Company, its marketing efforts have been devoted to achieving the best price available with a limited amount of fixed price sales and hedging transactions to take advantage of short-term prices it believes to be attractive.

     Any substantial and extended decline in the price of oil or natural gas would have an adverse effect on the Company's carrying value of its proved reserves, borrowing capacity, revenues, profitability and cash flows from operations. Price volatility also makes it difficult to budget for and project the return on either acquisitions or development and exploitation projects.

     The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the future gross revenue method based on the ratio of current gross revenue to total proved future gross revenues, computed based on current prices. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the present value (using a 10% discount rate) of estimated future net cash flow from proved oil and natural gas reserves, and the lower of cost and fair value of unproved properties after income tax effects, excess costs are charged to operations. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date even if oil or natural gas prices increase. The Company was required to write down its asset base at the end of 1997 due to a downward revision of quantity estimates attributable to a single fault block in the Lake Enfermer Field, combined with significant declines in oil and natural gas prices from the end of 1996.

     On June 3, 1997, the Company issued preferred stock as further described under "Long Term Financing." Prior to the issuance of this preferred stock, the Company was taxed as an S Corporation. See Note 1 to the financial statements of the Company. The issuance of preferred stock terminated the S Corporation status effective June 3, 1997. For the short year beginning June 4, 1997 and subsequent years, the Company is subject to Federal and state income tax.

RESULTS OF OPERATIONS

     The following table sets forth certain operating information with respect to the oil and natural gas operations of the Company and summary information with respect to the Company's estimated proved oil and natural gas reserves. See "Item 2. Properties-Oil and Gas Reserves."


                                                                                Year Ended December 31,
                                                                    ------------------------------------------------
                                                                    1997                  1996                  1995
                                                                    ------------------------------------------------
Production:
   Oil (MBbls)...........................................              335                   330                   252
   Gas (MMcf)............................................            2,613                 1,325                 1,505
   Oil and gas (MBOE)....................................              770                   551                   503

Sales data (in thousands):
   Total oil sales.......................................          $ 6,600               $ 6,964               $ 4,327
   Total gas sales.......................................            7,636                 3,928                 2,592

Average sales prices:
   Oil (per Bbl).........................................          $ 19.72               $ 21.10               $ 17.19
   Gas (per Mcf).........................................             2.92                  2.96                  1.72
   Per BOE...............................................            18.48                 19.78                 13.77

Average costs (per BOE):
   Lease operating expenses..............................          $  3.52               $  4.59               $  4.37
   General and administrative............................             2.61                  2.79                  1.83
   Depreciation, depletion and amortization..............            12.20                  7.73                  7.08

Reserves at December 31:
   Oil (MBbls)...........................................            2,260                 2,512                 2,000
   Gas (MMcf)............................................           22,105                23,223                 9,593
   Oil and gas (MBOE)....................................            5,944                 6,382                 3,599
   Present value of estimated pre-tax future
      net cash flows  (in thousands).....................          $52,256               $87,381               $30,596


     YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     The Company's oil and gas revenues increased approximately $3.3 million, or 31% during 1997 to $14.2 million compared to $10.9 million in 1996. Production levels for 1997 increased 40% to 770 thousand barrels of oil equivalent
("MBOE") from 551 MBOE for 1996. Gas production volumes increased 97%, while oil volumes increased 2%. The Company's average sales prices (including hedging activities) for oil and natural gas for 1997 were $19.72 per Bbl and $2.92 per Mcf versus $21.10 per Bbl and $2.96 per Mcf in 1996. Revenues increased $3.9 million due to the aforementioned production increases, offset by a $575,000 decrease in revenues due to lower oil and gas prices during 1997.

     On a BOE basis, lease operating expenses experienced a 23% decrease, to $3.52 per BOE for 1997 from $4.59 per BOE in 1996. For 1997, lease operating expenses were up 7%, from $2.5 million in 1996 to $2.7 million in 1997. This increase was due to an increased number of wells operated and the higher production rates in 1997.

     For 1997, depreciation, depletion and amortization ("DD&A") expense increased 120% over 1996. The increase for the year is attributable to (i) the Company's increased production and related future capital costs in 1997, (ii) the downward revision of reserves attributable to a specific fault block in the Lake Enfermer Field, and (iii) the write-off of deferred financing costs related to the loans that were repaid in June, 1997. The accelerated write-off of deferred financing costs during 1997 resulted from the December, 1996, change in the maturity dates of the Endowment Energy Partners ("EEP") and Endowment
Energy Co-Investment Partnership ("EECIP") loans from December 31, 1999, and September 30, 1998, respectively, to June 30, 1997 for each loan.

     Excluding the one-time write-off of deferred financing costs in 1997, the DD&A expense for 1997 increased 107% over the comparable 1996 period. On a BOE basis, which reflects the increases in production, the DD&A rate for 1997 was $12.19 per BOE compared to $7.73 per BOE for 1996, an increase of 58%.

     For 1997, general and administrative ("G&A") expenses increased 33%, from $1.5 million in 1996 to $2.0 million in 1997. However, on a BOE basis, G&A expenses declined 7%, from $2.79 per BOE in 1996 to $2.61 in 1997.

     The discounted present value of the Company reserves decreased 40%, from $87.3 million at the end of 1996 to $52.2 million at the end of 1997, primarily as a result of the negative revisions to reserves attributable specifically to the single fault block in the Company's Lake Enfermer Field, combined with the significant decline in both oil and gas prices between December 1996 and December, 1997. Oil prices declined 33%, from $25.32 in December, 1996 to $16.98 in December, 1997, while gas prices declined 30% during the same period, from $3.78 in 1996 to $2.65 in 1997. Based upon its ceiling test using the year-end 1997 discounted present value of the Company reserves, the Company experienced an impairment of its full cost pool in the amount of $1.8 million. Additionally, due to a decline in oil and gas prices subsequent to December 31, 1997, the Company recalculated its ceiling test using March, 1998 prices and recorded an additional $8.2 million writedown of its full cost pool. The write-down of the full cost pool in 1997 to recognize this impairment is reflected as a separate expense item on the Company's financial statements (see "Item 8. Financial Statements and Supplementary Data").

     Interest expense for 1997 increased to $7.7 million from $4.0 million for 1996. This increase of $3.7 million in interest expense is due primarily to (i) $275,000 of interest on a term loan from Joint Energy Development Investments Limited Partnership ("JEDI") made in December 1996 which was repaid in June 1997, and (ii) $3.5 million of additional interest in 1997 relating to the issuance of $70 million principal amount of 13.5% Senior Secured Notes due 2004, Series A (the "Series A Notes"), on June 3, 1997 (see "-Liquidity and Capital Resources"). For the quarter ended December 31, 1997, interest expense increased $1.48 million over the comparable fourth quarter of 1996. This increase was also the result of the additional interest due on the Series A Notes as previously discussed.

     Due to the factors described above, the net loss from operations increased to $9.7 million for 1997, from a loss of $1.8 million for 1996.

     The Company issued a second class of stock on June 3, 1997, effectively terminating its S Corporation election. As a result, the Company will be subject to Federal and state income taxes for the results of operations subsequent to June 2, 1997. In addition, due to the termination of the Company's status as an S Corporation for federal income tax purposes, the Company was also required to establish a net deferred tax liability calculated at the applicable Federal and state tax rates resulting primarily from financial reporting and income tax reporting basis differences in oil and gas properties. Accordingly, a net deferred tax liability of $6,105,850 was accrued at June 3, 1997 and is included in income tax expense for the year ended December 31, 1997. The Company recorded a tax benefit for its current net operating loss for the period from June 1, 1997 to December 31, 1997 of $6,105,850, which is net of a valuation allowance of $13,259 for that portion of deferred tax assets which management believes will not be realized. The net result of these two accruals was no tax effect for the Company for the year ended December 31, 1997.


     YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     During 1996, the Company reported increases in total production, operating income and cash flow from operations, compared to 1995. Oil and natural gas revenues increased 57% from $6.9 million in 1995 to $10.9 million in 1996. Production volumes for oil increased 31% from 252 MBbls in 1995 to 330 MBbls in 1996. The increase in oil production increased revenues $2.6 million. Production volumes for natural gas decreased 12% from 1,505 MMcf in 1995 to 1,325 MMcf in 1996. Although volumes decreased by 12%, revenues for natural gas increased $1.3 million due to a 72% increase in average natural gas prices in 1996. The overall increase in oil and natural gas production was due to three new wells being drilled and completed during 1996, which was partially offset by normal production declines from existing wells. Increases in average oil and natural gas prices were directly attributable to the general improved market conditions.

     Oil and natural gas operating expenses increased 14% from $2.2 million in 1995 to $2.5 million in 1996. This increase was due to the overall increase in production generated from new oil and natural gas wells drilled and completed.

     DD&A expense increased 19% from $3.6 million in 1995 to $4.3 million in 1996. This increase was due to the overall increase in oil and natural gas production, offset by a 27% decrease in the depletion rate.

     G&A increased 67% from $0.9 million in 1995 to $1.5 million in 1996. This increase was due to the capitalization of $0.5 million of G&A in 1995 attributable to the conduct of the 3-D seismic survey. Excluding this capitalization, G&A increased 7% during 1996.

     Interest expense increased 14% from $3.5 million in 1995 to $4.0 million in 1996. This increase was due to the imposition of interest on interest that was accrued and not paid to the lender during all of 1996.

     Net income (loss) was $(1.8 million) in 1996 as compared to $(3.6 million) in 1995, as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     Working Capital and Cash Flow - The Company had a working capital deficit at December 31, 1997 of $852,000. The Company believes that its cash on hand together with its cash flow from operations and available vendor financing will be sufficient to fund its working capital needs for 1998 although certain exploratory and development projects may have to be deferred. The Company will require additional financing to complete its planned capital expenditures in 1999 and to service its outstanding debt. Management is reviewing alternative sources of financing, including an initial public offering, to satisfy these requirements. There can be no assurance that the Company will be able to obtain this additional financing. The following summary table reflects comparative cash flows for the Company for 1997 and 1996:

                                                     Year Ended December 31,
                                                     ----------------------
                                                      1997             1996
                                                     ----------    --------
                                                          (In thousands)

Net cash provided by operating activities..........    $  7,851     $ 9,083
Net cash used by investing activities..............     (28,527)    (15,394)
Net cash provided by financing activities..........      21,003       6,128



     For the year 1997, net cash provided by operating activities decreased to $7.8 million from $9.1 million in 1996. This decrease was primarily due to the Company's increased interest expense from $4.0 million in 1996 to $7.7 million in 1997, offset by a $3.3 million increase in oil and gas revenues during 1997 over 1996.

     Cash used in investing activities increased by $13.1 million, from $15.4 million in 1996 to $28.5 million in 1997. This increase was a result of (i) the Company's acquisition of the Bayou Fer Blanc Field and the West Gueydan Field for $3.5 million, (ii) the Company's acquisition of the overriding royalty interest of EEP and EECIP in the Company's producing properties for $2.6 million, and increased drilling and workover activity in the Lake Enfermer and Boutte Fields.

     During 1997, financing activities generated cash flow of $21.0 million, as compared to $6.1 million of cash flow from financing activities during 1996.
The increase in cash during 1997 was primarily due to the $47.0 million increase in net borrowings through the issuance of $70 million principal amount of the Notes and $10 million of Series A Cumulative Preferred Stock during June 1997, as described below.

     LONG-TERM FINANCING - On June 3, 1997 the Company completed the private sale to Jefferies & Company, Inc. ("Jefferies") of 70,000 units ("Note Units") consisting of $70 million principal amount of the Series A Notes and warrants to purchase 29,067 shares of Common Stock, no par value (the "Common Stock"), of the Company at a price of $65,667,000 in a transaction not registered under the Securities Act (the "Act") in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D under the Act. Jefferies thereupon offered and resold the Note Units only to qualified institutional buyers and a limited number of institutional accredited investors at an initial price to such purchasers of $68,467,000. Concurrently with the offering of the Note Units, the Company completed a private sale to Jefferies of 200,000 units ("Equity Units") consisting of 200,000 shares of Series A Cumulative Preferred Stock and warrants to purchase 14,533 shares of Common Stock. The Equity Units were sold to Jefferies for $9,200,000 in a transaction not registered under the Securities Act in reliance upon Section 4 (2) of the Act and Rule 506 of Regulation D under the Act. Jefferies thereupon offered and resold the Equity Units only to qualified institutional buyers and a limited number of institutional accredited investors at an initial price to such purchasers of $10,000,000.The offerings and sale of the Note Units and the Equity Units are referred to herein as the "Offerings". On November 5, 1997, the Company completed an exchange offer of its 13.5% Senior Secured Notes due 2004, Series B (the "Series B Notes") that were registered under the Securities Act of 1933, for the Series A Notes. The Series A Notes and the Series B Notes are collectively referred to as the "Notes".

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

     HEDGING ACTIVITIES - With the objective of achieving more predictable revenues and cash flows and reducing the exposure to fluctuations in oil and natural gas prices, the Company has entered into hedging transactions of various kinds with respect to both oil and natural gas. While the use of these hedging arrangements limits the downside risk of reverse price movements, it may also limit future revenues from favorable price movements. In January 1997, the Company entered into forward sales arrangements with respect to approximately 40% of its estimated net natural gas production in the Lake Enfermer Field through April 1997, at a weighted average price of approximately $3.18 per Mcf. At the same time, the Company hedged approximately 30% of its estimated net oil production through June 1997 at a weighted average price of $23.75 per Bbl. In October 1997, the Company entered into forward sales arrangements with respect to approximately 25% of its estimated net natural gas production in the Lake Enfermer Field through March 1998, at a weighted average price of approximately $3.19 per Mcf. The Company continuously reevaluates its hedging program in light of market conditions, commodity price forecasts, capital spending and debt service requirements. The Company may hedge additional volumes through 1998 or it may determine from time to time to terminate its then existing hedging positions.

     RECENT ACCOUNTING PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board issued Statement no. 130 ("FAS 130"), Reporting Comprehensive Income. FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. The Company intends to comply with the provisions of FAS 130.

     Also in 1997, the Financial Accounting Standards Board issued Statement No. 131 ("FAS 131"), Disclosures about Segments of an Enterprise and Related Information. FAS 131 establishes standards for the way that public business enterprises report information about segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. The Company intends to comply with the provisions of FAS 131.

     During early 1997, the Financial Accounting Standards Board issued Statement No. 129 ("FAS 129"), Disclosure of Information about Capital Structure. FAS 129 is effective for financial statements issued for periods ending after December 15, 1997. The Company believes it is in compliance with the provisions of this Statement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information concerning this Item begins on Page F-1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table provides information concerning the directors and executive officers of the Company. All directors hold office until the next annual meeting of stockholders of the Company and until their successors have been duly elected and qualified. All officers serve at the discretion of the Board of Directors.

                                                                                              Director
          Name             Age                            Position                             Since
          ----             ---                            --------                            --------
McLain J. Forman, Ph.D.     68  Chairman of the Board, Chief Executive Officer and President      1982
Harold C. Block             66  Vice President of Land and Acquisitions Director                  1997
Marvin J. Gay               54  Vice President of Finance and Administration and Director         1997
Michael A. Habetz           48  Vice President, Manager of Operations and Director                1997
Michael H. Price            50  Chief Financial Officer                                            N/A
Randolph R. Birkman         42  Director                                                          1997
John W. Sinders             43  Director                                                          1997

     A brief biography of each director and executive officer follows:

     McLain J. Forman, Ph.D. founded the Company in 1982 and has served as the Chairman of the Board, President and Chief Executive Officer of the Company since inception. Dr. Forman began his career in 1955 as a consulting geologist as a member of the predecessor firm of Atwater Consultants Ltd. Since 1960, Dr. Forman has directed and supervised exploration and production activities for clients and for his own account in the Gulf Coast Region. From 1972 to 1982, Dr. Forman concentrated his efforts on originating and developing wildcat exploration prospects with various industry and financial partners. With the formation of the Company in 1982, his focus shifted to exploratory and development prospects, and in 1991 the Company began to selectively acquire and exploit producing properties. Dr. Forman earned a B.S. degree in Geology from Tulane University and an M.A. degree and a Ph.D. in geology from Harvard University.

     Harold C. Block is the Vice President of Land and Acquisitions and a director of the Company. Mr. Block joined Forman Exploration Company, the predecessor of the Company, in 1973 as Manager of the Land Department, and in 1982 he moved to his current position with the Company. Mr. Block began his career with F.A. Callery, Inc. in 1957, where he became Land Manager in 1959. Upon leaving Callery in 1971 until he joined the Company, Mr. Block was a consultant and organized and conducted an oil and gas exploration program. Mr. Block has a B.B.A. degree in Management from the University of Houston.

     Marvin J. Gay is the Vice President of Finance and Administration and a director of the Company. Mr. Gay has been a Vice President of the Company since he joined the Company at its inception in 1982. Mr. Gay was the Controller and Treasurer of Forman Exploration Company, the predecessor of the Company, from 1974 to 1982. Before joining the Company, Mr. Gay was a consultant with Arthur Andersen & Co. Mr. Gay holds a B.B.A. in Accounting from the University of Mississippi. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

     Michael A. Habetz is Vice President, Manager of Operations and a director of the Company. Mr. Habetz has been a Vice President and the Manager of Operations since he joined the Company in 1993. From 1970 to 1987, he held various supervisory and management positions with Texaco and Edwin L. Cox, where he was responsible for all phases of drilling, completion, workover and production operations. From 1987 until 1991, Mr. Habetz provided consulting engineering services through Energy Research and Development Corporation, and in 1991, he
began to provide those services on a consulting basis for the Company. Mr. Habetz holds a B.S. degree in Mechanical Engineering from Louisiana State University.

     Michael H. Price is the Chief Financial Officer of the Company. Before joining the Company in December, 1997, Mr. Price was Vice President of the Chase Manhattan Bank for twelve years, and was earlier employed by Atwater Consultants and Amoco International Oil Company. Mr. Price holds an MBA from the University of Chicago and earned an M.Sc. from the London School of Economics and Political Science.

     Randolph R. Birkman currently serves as Senior Vice President for the High Yield Bond Research Department of Trust Company of the West ("TCW") and has been with TCW or its predecessor-in-interest, Crescent Capital Corporation, since May 1995. From June 1993 to May 1995, Mr. Birkman was the Portfolio Manager of The Pilgrim High Yield Trust, an open-end mutual fund which invested primarily in fixed income corporate securities. Mr. Birkman also held the positions of Senior Credit Analyst for Pilgrim Prime Rate Trust and an Equity Analyst for Pilgrim Regional Bankshares, from October 1989 to June 1993. Mr. Birkman received his B.A. degree in Psychology from the University of California, Davis and earned his M.B.A. from Texas Tech University.

     John W. Sinders is currently an Executive Vice President in the Energy Group of Jefferies & Company, Inc. and is a member of the Board of Directors of Jefferies & Co., Inc. Prior to joining Jefferies in January 1993, Mr. Sinders was a Managing Director and Manager of the Corporate Finance Department at Howard, Weil, Labouisse, Friedrichs Incorporated where he had primary responsibility for the oil service, refining and transportation industries. Prior to joining Howard Weil in 1987, Mr. Sinders was a Partner at McGlinchey, Stafford, Cellini and Lang, a New Orleans law firm. Mr. Sinders is also a member of the Board of Directors of The Shaw Group, Inc. Mr. Sinders is a graduate of the University of Virginia and received his law degree from the University of Virginia School of Law. Mr. Sinders is admitted to the Louisiana and Tennessee Bars.

     Pursuant to an understanding with McLain J. Forman, upon the completion of the Offerings, Mr. Birkman and Mr. Sinders were elected directors.


ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information for the year ended December 31, 1996 with respect to the compensation paid to Mr. Forman, the Chairman, President and Chief Executive Officer, and the three other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers"). No other executive officers of the Company received annual compensation (including salary and bonuses earned) that exceeded $100,000 for the year ended December 31, 1997.


                                                                   December 31, 1997
                                                                  Annual Compensation
                                                                  -------------------
                  Name and Principal Position                     Salary($)  Bonus($)
                  ---------------------------                     --------- ---------
McLain J. Forman Ph.D.                                            $214,500    $16,875
  Chairman of the Board, Chief Executive Officer and President
Harold C. Block                                                    125,000      9,825
  Vice President of Land and Acquisitions
Marvin J. Gay                                                       99,750      7,838
  Vice President of Finance and Administration
Michael A. Habetz                                                  119,500      9,750
  Vice President, Manager of Operations

1997 STOCK OPTION PLAN

     The 1997 Stock Option Plan (the "Stock Option Plan") was adopted by the Board of Directors and approved by the sole stockholder of the Company in April 1997. A total of 36,333 shares of Common Stock have been reserved for issuance pursuant to the Stock Option Plan. The Stock Option Plan provides for the grant to employees, including officers of the Company, of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and non-statutory stock options (collectively, the "Awards"). In addition, nonemployee directors (the "Outside Directors") are eligible to receive non-statutory stock options. The Company has granted incentive stock options to certain employees, including directors and executive officers, of the Company entitling such persons to purchase approximately 25% of the Common Stock (on a fully diluted basis) at an exercise price equal to the fair market value of the Common Stock as of the date of issuance, as established by an independent appraiser selected by the Company.

     The Stock Option Plan provides that Awards may be granted to employees (including officers) and directors of the Company. The Stock Option Plan is administered by a committee designated by the Board. Subject to special provisions relating to Outside Directors, the Board's designated committee selects the employees to which Awards may be granted and the type of Award to be granted and determines, as applicable, the number of shares to be subject to each Award, the exercise price and the vesting of each Award. In making such determination, the Board's designated committee takes into account the employee's present and potential contributions to the success of the Company and other relevant factors.


401(K) PLAN

     The Company has adopted a defined contribution retirement plan that complies with Section 401(k) of the Code (the "401(k) Plan"). Pursuant to the terms of the 401(k) Plan, all employees with at least one year of continuous service are eligible to participate and may contribute up to 15% of their annual compensation (subject to certain limitations imposed under the Code). The 401(k) Plan provides that a discretionary match of employee contributions may be made by the Company in cash. The Company has not made any matching contributions to the 401(k) Plan in the past and does not anticipate making any such contributions in 1997. The amounts held under the 401(k) Plan are invested among various investment funds maintained under the 401(k) Plan in accordance with the directions of each participant. Employee contributions under the 401(k) Plan are 100% vested and participants are entitled to payment of vested benefits upon termination of employment.


COMPENSATION OF DIRECTORS

     Directors of the Company do not presently receive compensation for their services as directors. Directors of the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof. In addition, the Board or its designated committee may from time to time grant Awards to directors pursuant to the terms of the Stock Option Plan. See
"--1997 Stock Option Plan."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 31, 1997, the beneficial ownership of the voting Common Stock was as follows: (i) 70,000 shares of Common Stock (representing 100% of the issued and outstanding voting shares of Common Stock) was owned by McLain J. Forman and (ii) 67,444 shares of Common Stock were issuable upon exercise of certain warrants (see "Description of Capital Stock--Warrants"). Certain employees, including directors and executive officers, of the Company have options to purchase approximately 25% of the Common Stock (on a fully diluted basis). See "Description of Capital Stock--Common Stock."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     SEPTEMBER 1996 COMPANY LOAN - In September 1996, McLain J. Forman, the Chairman of the Board, President, Chief Executive Officer and sole stockholder of the Company, loaned $1.0 million to the Company on an unsecured basis for the purpose of paying certain trade payables. As of April 10, 1997, the outstanding balance of this loan was $140,000, the Company having repaid $500,000 from the proceeds of the loan from JEDI and repaid $120,000 per month in February, March and April 1997. The Company used a portion of the net proceeds from the Offerings to pay the outstanding balance of such loan.

     SALE OF BAYOU FER BLANC FIELD AND WEST GUEYDAN FIELD - In August 1996, the Company sold its interests in the Bayou Fer Blanc Field and the West Gueydan Field to FPC II, a company whose sole shareholder is Mr. Forman, for a purchase price of $950,000. In connection with such sale, FPC II assumed certain liabilities of the Company relating to the completion of the 3-D seismic survey conducted on those fields and other related matters. The Company used $5.0 million of the net proceeds from the Offerings in connection with FPC II's sale back to the Company of its interests in the fields, of which $1.5 million was paid to FPC II, $1.0 million was used to pay bank debt incurred by Mr. Forman in connection with FPC II's purchase of the fields and $2.5 million was used to pay trade payables to third parties. As a consequence of this sale, the Company now owns 100% of the working interest in the Bayou Fer Blanc Field and 90% of the working interest in the West Gueydan Field. See "Private Placement" and "Business and Properties--Significant Project Areas."

     REPURCHASE OF LOAN WARRANTS - The Company, Mr. Forman and the certain holders of warrants are parties to an agreement pursuant to which such holders granted to Mr. Forman the right to purchase all of such warrants. See "Description of Capital Stock--Warrants."

     PURCHASE OF OVERRIDING ROYALTY INTERESTS FROM EEP AND EECIP - Pursuant to the Repayment Agreement dated December 16, 1996, among the Company, Mr. Forman, EEP and EECIP, upon the Company's repayment of the outstanding balance of the loans from EEP and EECIP on a date prior to June 16, 1997, the Company purchased for $2.6 million overriding royalty interests in the Lake Enfermer Field, the Manila Village Field and the Boutte Field equal to 7.5% of the Company's interests in those fields. The effective date of the Company's acquisition of such overriding royalty interests is the date on which the Company repaid such loans and pays the purchase price of $2.6 million. The Company used $2.6 million of the net proceeds from the Offerings to purchase such interests on June 3, 1997.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.  Financial Statements

   The following financial statements of the Company and the Report of the Company's Independent Public Accountants thereon are included on pages F-1 through F-18 of this Form 10-K.

   Report of Independent Public Accountants

   Balance Sheet as of the years ended December 31, 1997 and 1996

   Statement of Operations for the three years in the period ended December 31, 1997

   Statement of Stockholders' Equity for the three years in the period ended December 31, 1997

   Statement of Cash Flows for the three years in the period ended December 31, 1997

   Notes to the Financial Statements

  2.  Financial Statement Schedules

  All schedules are omitted because the required information is inapplicable or the information is presented in the Financial Statements or the notes thereto.

   3. Exhibits

     The following instruments and documents are included as Exhibits to this Registration Statement. Exhibits incorporated by reference are so indicated by parenthetical information.




 Exhibit No.                                       Exhibit

         3(i)  Restated Articles of Incorporation dated July 2, 1997 (filed as Exhibit 3(i) to the Registration Statement on Form S-4 filed on July 16, 1997 and incorporated by reference (File No. 333-31375)).

        3(ii)  Bylaws (filed as Exhibit 3(ii) to the Registration Statement on Form S-4 filed on July 16, 1997 and incorporated by reference (File No. 333-31375)).

          4.1  Indenture dated as of June 3, 1997 by and among the Forman Petroleum
               Corporation, as issuer and U.S. Trust Company of Texas, N.A., as trustee (filed as Exhibit 4.1 to the Registration Statement on Form S-4 filed on July 16, 1997 and incorporated by reference (File No. 333-31375)).

          4.2  Act of Mortgage, Security Agreement, Assignment of Production and Financing
               Statement date November 21, 1996, by Forman Petroleum Corporation for the
               benefit of Joint Energy Development Investments Limited Partnership (filed as
               Exhibit 4.2 to the Registration Statement on Form S-4 filed on July 16, 1997 and incorporated by reference (File No. 333-31375)).

          4.3  Act of First Amendment to Mortgage, Security Agreement, Assignment of
               Production and Financing Statement dated December 23, 1996, by and among Forman
               Petroleum Corporation and Joint Energy Development Investments Limited
               Partnership (filed as Exhibit 4.3) to the Registration Statement on Form S-4
               filed on July 16, 1997 and incorporated by reference (File No. 333-31375)).

          4.4  Act of Second Amendment to Mortgage, Security Agreement, Assignment of
               Production and Financing Statement dated June 3, 1997, by and among Forman
               Petroleum Corporation and U.S. Trust Company of Texas, N.A. (filed as Exhibit
               4.4 to the Registration Statement on Form S-4 filed on July 16, 1997 and incorporated by reference (File No. 333-31375)).

          4.5  Act of Assignment of Note and Liens dated June 3, 1997, by and among Joint
               Energy Development Investments Limited Partnership, as assignor, and U.S. Trust
               Company of Texas, N.A., as assignee (filed as Exhibit 4.5 to the Registration
               Statement on Form S-4 filed on July 16, 1997 and incorporated by reference
               (File No. 333-31375)).

          4.6  Act of Mortgage, Security Agreement, Assignment of Production and Financing
               Statement dated July 30, 1997, by Forman Petroleum Corporation for the benefit of U.S. Trust Company of Texas, N.A. as Trustee under the Indenture (filed as
               Exhibit 4.6 to the Registration Statement on Form S-4 filed on July 16, 1997 and incorporated by reference (File No. 333-31375)).

         10.1  Registration Rights Agreement dated June 3, 1997 by and between Forman
               Petroleum Corporation and Jefferies & Company, Inc. regarding Notes and warrants to purchase Common Stock (filed as Exhibit 10.1 to the Registration
               Statement on Form S-4 filed on July 16, 1997 and incorporated by reference
               (File No. 333-31375)).

         10.2  Registration Rights Agreement dated June 3, 1997 by and between Forman





               Petroleum Corporation and Jefferies & Company, Inc. regarding Series A
               Cumulative Preferred Stock and warrants to purchase Common Stock (filed as
               Exhibit 10.2 to the Registration Statement on Form S-4 filed on July 16, 1997 and incorporated by reference (File No. 333-31375)).

         10.3  Warrant Agreement dated June 3, 1997 by and between Forman Petroleum
               Corporation and U.S. Trust Company of Texas, N.A. regarding warrants issued in connection with issuance of Series A Cumulative Preferred Stock (filed as
               Exhibit 10.3 to the Registration Statement on Form S-4 filed on July 16, 1997 and incorporated by reference (File No. 333-31375)).

         10.4  Warrant Agreement dated June 3, 1997 by and between Forman Petroleum
               Corporation and U.S. Trust Company of Texas, N.A. regarding warrants issued in connection with issuance of Old Notes (filed as Exhibit 10.4 to the
               Registration Statement on Form S-4 filed on July 16, 1997 and incorporated by reference (File No. 333-31375)).

          27*  Financial Data Schedule.

*   Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New Orleans, the State of Louisiana on March 30, 1998.

                              FORMAN PETROLEUM CORPORATION



                              By: /s/ McLain J. Forman
                                 -----------------------------------
                                 McLain J. Forman
                                 Chairman of the Board, Chief
                                 Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.


             Name                       Title                        Date
             ----                       -----                        ----


/s/ McLain J. Forman            Chairman of the Board Chief     March 30, 1998
----------------------------    Executive Officer and President
McLain J. Forman                (Principal Executive Officer)


/s/ Harold C. Block             Vice President of Land and      March 30, 1998
----------------------------    Acquisitions and Director
Harold C. Block



/s/ Marvin J. Gay               Vice President of Finance and   March 30, 1998
----------------------------    Administration and Director
Marvin J. Gay                   (Principal Financial and
                                Accounting Officer)


/s/ Michael A. Habetz           Vice President, Manager of      March 30, 1998
----------------------------    Operations and Director
Michael A. Habetz



/s/ Michael H. Price            Chief Financial Officer         March 30, 1998
----------------------------
Michael H. Price


                                Director
----------------------------
Randolph R. Birkman


                                Director
----------------------------
John W. Sinders

                         INDEX TO FINANCIAL STATEMENTS


                                                             Page
                                                             ----
Report of Independent Public
 Accountants...........................................      F-2

Balance Sheets as of the Years Ended
 December 31, 1997 and  1996...........................      F-3

Statements of Operations for the Three Years
 in the Period Ended December 31, 1997.................      F-4

Statements of Stockholders' Equity for the
 Three Years in the Period Ended December 31, 1997.....      F-5

Statements of Cash Flows for the Three Years
 In the Period Ended December 31, 1997.................      F-6

Notes to Financial Statements..........................      F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholder of Forman Petroleum Corporation:

We have audited the accompanying balance sheets of Forman Petroleum Corporation (a Louisiana corporation) as of December 31, 1997 and 1996, and the related statements of operations and accumulated deficit and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forman Petroleum Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



New Orleans, Louisiana,
March 16, 1998

                         FORMAN PETROLEUM CORPORATION

                                BALANCE SHEETS

                                                                            December 31,
                                                                   ------------------------------
                                                                        1997            1996
                                                                   --------------  --------------
                                   ASSETS
                                   ------
CURRENT ASSETS:
 Cash and cash equivalents                                          $    457,869     $    130,551
 Accounts receivable                                                     597,991          500,602
 Oil and gas revenue receivable                                        2,407,315        2,503,478
 Unbilled well costs                                                      48,806           60,188
 Restricted cash                                                       3,937,500                -
 Due from related parties (Note 8)                                             -           12,457
                                                                    ------------     ------------
      Total current assets                                             7,449,481        3,207,276
                                                                    ------------     ------------

PROPERTY AND EQUIPMENT, at cost (Notes 1, 2 and 8):
  Oil and gas properties, full cost method                            77,029,339       48,359,890
  Other property and equipment                                         1,650,793        1,425,451
                                                                    ------------     ------------
                                                                      78,680,132       49,785,341
 Less- accumulated depreciation, depletion and
  amortization (Note 1)                                              (30,451,675)     (12,433,801)
                                                                    ------------     ------------
      Net property and equipment                                      48,228,457       37,351,540
                                                                    ------------     ------------

OTHER ASSETS:
 Due from affiliate (Note 8)                                                   -          327,828
 Escrowed and restricted funds (Note 6)                                  515,096          881,970
 Deferred financing costs (net of accumulated amortization of
  $564,933 and $1,772,026 respectively) (Note 1)                       6,366,367          460,954
 Deferred charges (Note 1)                                               170,529          147,097
                                                                    ------------     ------------
      Total assets                                                  $ 62,729,930     $ 42,376,665
                                                                    ============     ============

         LIABILITIES AND STOCKHOLDERS' DEFICIT
         -------------------------------------

CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                           $  6,438,278     $  6,241,069
 Undistributed oil and gas revenues                                    1,848,497        1,625,517
 Current portion of long-term debt (Note 2)                               13,992           21,160
 Note payable to stockholder (Note 8)                                          -          500,000
                                                                    ------------     ------------
      Total current liabilities                                        8,300,767        8,387,746
                                                                    ------------     ------------

Notes payable (Note 2)                                                68,013,552       39,021,487
Mandatorily redeemable Preferred Stock, no par value,
 1,000,000 authorized shares, 200,000 shares outstanding              10,589,588                -

STOCKHOLDERS' DEFICIT:
 Common stock, no par value, authorized 1,000,000
  shares; issued and outstanding 90,000 shares                             1,000            1,000
 Treasury stock                                                              (10)             (10)
 Accumulated deficit                                                 (24,174,967)      (5,033,558)
                                                                    ------------     ------------
      Total stockholder's deficit                                    (24,173,977)      (5,032,568)
                                                                    ------------     ------------
                                                                    $ 62,729,930     $ 42,376,665
                                                                    ============     ============

   The accompanying notes are an integral part of these financial statements.

                          FORMAN PETROLEUM CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                                    Year Ended December 31,
                                                                    -------------------------------------------------------
                                                                          1997               1996               1995
                                                                    -----------------  -----------------  -----------------
Revenues:
 Oil and gas sales                                                      $ 14,235,272        $10,891,640        $ 6,918,727
 Interest income                                                             370,569             36,740            193,594
 Overhead reimbursements                                                      60,838             95,672            131,308
 Other income                                                                 42,178             94,051             60,615
                                                                        ------------        -----------        -----------
         Total revenues                                                   14,708,857         11,118,103          7,304,244
                                                                        ------------        -----------        -----------

Costs and expenses:
 Production taxes                                                            699,638            584,710            660,132
 Lease operating expenses                                                  2,708,570          2,526,488          2,196,420
 General and administrative expenses                                       2,006,768          1,539,245            919,837
 Interest expense                                                          7,723,717          3,982,797          3,522,285
 Full cost ceiling writedown                                              10,008,121                  -                  -
 Depreciation, depletion and amortization                                  9,391,640          4,259,412          3,558,215
                                                                        ------------        -----------        -----------
         Total expenses                                                   32,538,454         12,892,652         10,856,889
                                                                        ------------        -----------        -----------

Net loss from operations                                                 (17,829,597)        (1,774,549)        (3,552,645)

Provision for income taxes                                                         -                  -                  -
                                                                        ------------        -----------        -----------

Net loss                                                                 (17,829,597)        (1,774,549)        (3,552,645)

Preferred stock dividends                                                   (922,912)                 -                  -
                                                                        ------------        -----------        -----------

Net loss attributable to common shares                                  $(18,752,509)       $(1,774,549)       $(3,552,645)
                                                                        ============        ===========        ===========

Net loss per share                                                          $(208.36)           $(19.72)           $(39.47)
                                                                            ========            =======            =======

Weighted average shares outstanding                                           90,000             90,000             90,000
                                                                            ========            =======            =======

UNAUDITED PRO FORMA DATA (Note 1):
  Net loss from operations reported above                               $(17,829,597)       $(1,774,549)       $(3,552,645)
  Pro forma benefit for income taxes related to
   operations as an S Corp                                                 6,105,850            656,583          1,314,478
       Preferred stock dividends                                            (922,912)                 -                  -
                                                                        ------------        -----------        -----------
      Pro forma net loss                                                $(12,646,659)       $(1,117,966)       $(2,238,167)
                                                                        ============        ===========        ===========
      Pro forma net loss per share                                          $(140.52)           $(12.42)           $(24.87)
                                                                            ========            =======            =======

  Weighted average shares outstanding                                         90,000             90,000             90,000
                                                                            ========            =======            =======

   The accompanying notes are an integral part of these financial statements.

                          FORMAN PETROLEUM CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                        Additional
                                           Common       Treasury         Paid-In         Accumulated
                                            Stock         Stock           Capital          Deficit            Total
                                           ------       -----------      -----------      -----------     -------------
BALANCE, December 31, 1994                 $1,000      $        (10)     $   785,823      $   (492,187)   $    294,626
 Net loss                                      --                --               --        (3,552,645)     (3,552,645)
                                           ------      ------------      -----------      ------------    ------------
BALANCE, December 31, 1995                  1,000               (10)         785,823        (4,044,832)     (3,258,019)
 Net loss                                      --                --               --        (1,774,549)     (1,774,549)
                                           ------      ------------      -----------      ------------    ------------
BALANCE, December 31, 1996                  1,000               (10)         785,823        (5,819,381)     (5,032,568)
 Net loss                                      --                --               --       (17,829,597)    (17,829,597)
                                           ------      ------------      -----------      ------------    ------------
ISSUANCE OF WARRANTS
   TO PURCHASE COMMON
   STOCK (Note 4)                              --                --        1,111,100                --       1,111,100

RECLASS ACCUMULATED
   DEFICIT TO ADDITIONAL
   PAID IN CAPITAL                             --                --       (1,896,923)        1,896,923              --

DISTRIBUTION TO SOLE
   STOCKHOLDER (Note 8)                        --                --               --        (1,500,000)     (1,500,000)

ACCRUE DIVIDENDS ON
   MANDATORILY REDEEMABLE
   PREFERRED STOCK                             --                --               --          (898,605)       (898,605)

ACCRETION OF DISCOUNT
   ON MANDATORILY
   REDEEMABLE PREFERRED
   STOCK                                       --                --               --           (24,307)        (24,307)
                                           ------      ------------      -----------      ------------    ------------
BALANCE, December 31, 1997                 $1,000              $(10)     $        --      $(24,174,967)   $(24,173,977)
                                           ======      ============      ===========      ============    ============


   The accompanying notes are an integral part of these financial statements.

                          FORMAN PETROLEUM CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,
                                                                 1997          1996          1995
                                                            ------------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                   $(17,829,597)  $ (1,774,549)  $(3,552,645)
 Adjustments to reconcile net loss to net cash provided
  by operating activities-
   Depreciation and amortization                              19,399,761      4,259,412     3,558,215
   Gain on sale of assets                                             --             --       (11,189)
   Interest expense refinanced                                        --      3,627,948            --
     Withdrawal from interest escrow account                   5,471,852             --            --
 Change in assets and liabilities-
  (Increase) Decrease in oil and gas revenue receivable           96,163     (1,303,465)       39,033
  (Increase) Decrease in accounts receivable                     (97,389)      (370,025)      321,120
  (Increase) Decrease in unbilled well costs and prepaids         52,030         43,124        87,821
  Increase (Decrease) in accounts payable                        197,209      4,260,163     1,201,047
  Increase (Decrease) in undistributed oil and gas revenues      222,980        669,095      (287,570)
  Increase in deferred charges                                        --         (1,350)      (22,405)
  Increase (Decrease) in due from related parties                 12,457       (327,828)      (12,457)
  Decrease in due to stockholder                                 327,828             --       (47,935)
                                                            ------------   ------------   -----------
      Net cash provided by operating activities                7,853,294      9,082,525     1,273,035
                                                            ------------   ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to oil and gas properties                         (28,669,449)   (16,300,593)   (8,078,633)
 Reduction of (deposit into) escrow account                      366,874         15,692     6,715,008
 Purchase of other property and equipment                       (224,868)       (59,334)     (179,346)
 Proceeds from sale of oil and gas property                           --        950,000            --
 Proceeds from sale of non-oil & gas property                         --             --        75,000
                                                            ------------   ------------   -----------
      Net cash used in investing activities                  (28,527,443)   (15,394,235)   (1,467,971)
                                                            ------------   ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                                  71,800,333      7,000,000        39,139
 Repayment of notes payable                                  (43,542,096)      (566,442)   (1,152,216)
   Deposit into interest escrow account                       (9,450,000)
   Proceeds from preferred stock                               9,666,667
   Proceeds from issuance of warrants                          1,000,000
   Distribution to stockholder                                (1,500,000)
 Deferred financing costs                                     (6,973,437)      (305,367)      (17,224)
                                                            ------------   ------------   -----------
      Net cash (used) provided by financing activities        21,001,467      6,128,191    (1,130,301)
                                                            ------------   ------------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             327,318       (183,519)   (1,325,237)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                  130,551        314,070     1,639,307
                                                            ------------   ------------   -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                   $    457,869   $    130,551   $   314,070
                                                            ============   ============   ===========
SUPPLEMENTAL DISCLOSURES:
 Cash paid for-
  Interest                                                  $  7,723,717   $     21,721   $ 2,258,565
                                                            ============   ============   ===========
  Income taxes                                              $         --   $         --   $        --
                                                            ============   ============   ===========

   The accompanying notes are an integral part of these financial statements.

                         FORMAN PETROLEUM CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


                           DECEMBER 31, 1997 AND 1996


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:
    -------------------------------------------------

Organization
------------

Forman Petroleum Corporation ("Forman" or the "Company"), a Louisiana corporation, is an independent energy company engaged in the exploration, development, acquisition and production of crude oil and natural gas, with operations primarily in the onshore Gulf Coast area of Louisiana. Forman was incorporated in Louisiana in 1982 and began operations in that year.

Liquidity
---------

The Company is substantially leveraged. As such, a significant portion of the Company's cash flow from operations will be dedicated to debt service. As with other independent oil and gas producers, the Company is subject to numerous uncertainties and commitments associated with its operations. For example, the Company's results of operations are highly dependent upon the prices received for oil and gas. In addition, the Company will be required to make substantial future capital expenditures for the acquisition, exploration, development, production and abandonment of its oil and gas properties.

The Company believes that its cash on hand together with its cash flow from operations and available vendor financing will be sufficient to fund its working capital needs for 1998, although certain planned exploratory and development projects may have to be deferred. The Company will require additional financing to complete its planned capital expenditures in 1999 and to service its outstanding debt. Management is reviewing alternative sources of financing, including an initial public offering, to satisfy these requirements. There can be no assurance that the Company will be able to obtain this additional financing.

Oil and Gas Properties
----------------------

Forman utilizes the full-cost method of accounting, which involves capitalizing all exploration and development costs incurred for the purpose of finding oil and gas reserves, including the costs of drilling and equipping productive wells, dry hole costs, lease acquisition costs and delay rentals. The Company also capitalizes certain related employee costs and general and administrative costs which can be directly identified with significant acquisition, exploration and development projects undertaken. Such costs are amortized on the future gross revenue method whereby amortization is computed using the ratio of gross revenues generated during the period to total estimated future gross revenues from proved oil and gas reserves. Additionally, the capitalized costs of oil and gas properties cannot exceed the present value of the estimated net cash flow from its proved reserves, together with the lower of cost or estimated fair value of its undeveloped properties (the full cost ceiling). Transactions involving sales of reserves in place, unless extraordinarily large portions of reserves are involved, are recorded as adjustments to accumulated depreciation, depletion and amortization.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Depreciation of Other Property and Equipment
--------------------------------------------

Depreciation of property and equipment other than oil and gas properties is provided on the straight-line method over the estimated useful lives of the assets.

Deferred Financing Costs
------------------------

For oil and gas property acquisitions which were burdened by an overriding royalty interest assigned to its lenders (see Note 3), the Company allocated a portion of the purchase price of such acquisitions to deferred financing costs. The amount allocated is proportional to the discounted future net cash flows associated with the interest assigned as compared to the total discounted future net cash flows for the acquisition (before carve-out of the overriding royalty interest) as of the date of the acquisition. These allocated costs, along with other costs of obtaining financing, were deferred and amortized using the effective interest method over the term of the related debt.

Fair Value of Financial Instruments
-----------------------------------

Fair value of cash, cash equivalents, accounts receivable and accounts payable approximates book value at December 31, 1997. Fair value of long term debt was based on the quoted market price for the debt as of the date of the last trade concluded in calendar 1997. At December 31, 1997, given existing market conditions, the book value approximates fair value of the outstanding long-term debt.

Income Taxes
------------

Through its fiscal year ended December 31, 1996, Forman elected to file as an S Corporation for income tax reporting purposes. Under this election, income from the corporation is treated as taxable federal and state income of the individual stockholder. Accordingly, no provision for income taxes has been included in the accompanying financial statements for years ended prior to January 1, 1997.

As discussed in Note 2, the Company issued a second class of stock on June 3, 1997, effectively terminating its S Corporation election. As a result, the Company is subject to federal and state taxes. The Company was also required to establish a net deferred tax liability calculated at the applicable federal and state tax rates resulting primarily from financial reporting and income tax reporting basis differences in oil and gas properties and other basis differences between cash and accrual basis accounting. (See Note 3)

For purposes of the unaudited pro forma income tax benefit and net loss per share, the accompanying financial statements include income tax benefits for the portion of the losses which would have been offset against the deferred tax liability created as a result of the termination of the S Corporation election.

Pervasiveness of Estimates
--------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred Charges
----------------

The Company has capitalized $170,429 of legal and professional costs as of December 31, 1997, related to the preparation of documents for an initial public offering. These costs will be deducted from proceeds of the offering or charged to expense if an initial public offering is not consummated.

Derivatives
-----------

The Company uses derivative financial instruments such as swap agreement contracts for price protection purposes on a limited amount of its future production and does not use them for trading purposes. Such derivatives are accounted for on an accrual basis and amounts paid or received under the agreements are recognized as oil and gas sales in the period in which they accrue. For the year ended December 31, 1997, the Company recorded revenue of $189,300 under these swap agreements. At December 31, 1997, the Company had no such open swap contracts.

Certain Concentrations
----------------------

During 1997, 100% of the Company's oil and gas production was sold to four customers. Based on the current demand for oil and gas, the Company does not believe the loss of any of these customers would have a significant financially disruptive effect on its business or financial condition.

Per Share Amounts
-----------------

In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings Per Share", which simplifies the computation of earnings per share
(EPS). The Company adopted SFAS 128 in the fourth quarter of 1997, and restated prior years EPS data. Net loss per share and pro forma net loss per share of common stock were calculated by dividing net loss applicable to common stock by the weighted-average number of common shares outstanding during the year. Due to the net losses reported in all periods presented, options (Note 7) and warrants (Note 4) outstanding have not been considered because their exercise would be antidilutive

Recent Accounting Pronouncements
--------------------------------

During early 1997, the Financial Accounting Standards Board issued Statement No. 129 ("FAS 129"), Disclosure of Information about Capital Structure. FAS 129 is effective for financial statements issued for periods ending after December 15, 1997. The Company believes it is in compliance with the provisions of this Statement.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130 ("FAS 130"), Reporting Comprehensive Income. FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. The Company intends to comply with the provisions of FAS 130.

Also in 1997, the Financial Accounting Standards Board issued Statement No. 131 ("FAS 131"), Disclosures about Segments of an Enterprise and Related Information. FAS 131 establishes standards for the way that public business enterprises report information about segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. The Company intends to comply with the provisions of FAS 131.

2.    NOTES PAYABLE:
      --------------

Notes payable was composed of the following at:


                                                                        December 31,
                                                                --------------------------
                                                                    1997           1996
                                                                -----------    -----------
        70,000 units of $1,000 principal amount Senior
        Secured Notes  due 2004, Series B, and bearing
        interest at 13.5% per annum payable semi-annually in
        cash in arrears on June 1 and December 1, with
        warrants to purchase common stock                       $67,984,814

        Whitney National Bank, due November 9, 1997, and
        bearing interest at 8.75% in 1996; interest due
        monthly, unsecured.                                                         10,000

        Endowment Energy Partners, L.P. ("EEP"), principal and
        Interest due June 23, 1997, and bearing interest at
        12%.                                                                    13,607,469

        Endowment Energy Co. - Investment Partnership
        ("EECIP"), principal and interest due June 23, 1997,
        and bearing interest at 12%.                                            19,410,259



        Joint Energy Development Investments Ltd Partnership
        ("JEDI"), principal and interest due June 16, 1997,
        and bearing interest at 10%.                                             6,000,000


        Other                                                        42,730         14,919
                                                                -----------    -----------

                                                                 68,027,544     39,042,647
        Less:  current portion                                      (13,992)       (21,160)
                                                                -----------    -----------

                                                                $68,013,552    $39,021,487
                                                                ===========    ===========

The EEP note was originally secured 1) by a first priority lien against 100% of Forman's right, title and interest in the Manila Village and Bayou Dularge Fields, and 2) second priority lien against 100% of Forman's right, title and interest in the Lake Enfermer, Boutte and Lafourche Crossing Fields. The EECIP note was originally secured 1) by a first priority lien against 100% of Forman's right, title and interest in the Lake Enfermer, Boutte and Lafourche Crossing Fields, and 2) second priority lien against 100% of Forman's right, title and interest in the Manila Village and Bayou Dularge Fields. During 1996, both lenders' liens were subordinated to the new JEDI term loan. Additionally, as discussed in Note 1, Forman had assigned a 10% overriding royalty interest on its interests acquired in the Manila Village Field to EEP, an 8% overriding royalty interest on its interest acquired in the Bayou Dularge Field and a 10% overriding royalty interest on its interests acquired in the Boutte and Lake Enfermer Fields to EECIP. Both the EEP and EECIP agreements contained covenants which required, among other things, that Forman maintain a certain working capital level and debt service ratio. In connection with the Repayment Agreement with EEP and EECIP (discussed below), the Company received certain waivers to these covenants which were to remain in effect until maturity of the EEP and EECIP loans on June 16, 1997.

The JEDI note was issued December 16, 1996, and had a maximum commitment of $10,000,000. Proceeds from the note were used to repay a prior bridge note and outstanding accounts payables. As mentioned above, EEP and EECIP had subordinated their respective liens to the liens of JEDI. The JEDI note agreement contained convenants with which Forman complied. Under the JEDI loan agreement, the Company agreed to auction off its oil and gas properties if it was unable to satisfy the principal indebtedness in full before the maturity date (June 16, 1997).

Concurrent with the issuance of the JEDI note, the Company, EEP, and EECIP entered into a repayment agreement concerning the current principal and accrued interest balances outstanding under the EEP and EECIP loans. Unpaid accrued interest of $4,502,000 at December 16, 1996, was added to the outstanding principal balance and a forbearance of loan covenants was granted. The terms of the repayment agreement called for the full repayment of all amounts due EEP and EECIP no later than the maturity date of the JEDI note (June 16, 1997). In the event the Company was unable to secure alternate financing sufficient to repay the JEDI note and the EEP and EECIP loans, the Company had agreed to promptly auction off its oil and gas properties in order to generate sufficient funds to fully repay the EEP and EECIP loans.

Also, concurrent with the above transactions, EEP and EECIP granted certain options to JEDI and the Company to purchase a portion of the respective lenders' overriding royalty interest discussed above for a predetermined amount, exerciseable upon the full satisfaction of all outstanding indebtedness to EEP and EECIP.

On June 3, 1997, the Company closed offerings for 70,000 units consisting of $70,000,000 of 13.5% Senior Secured Notes due 2004 with warrants to purchase common stock and 200,000 units consisting of $10,000,000 of Series A Cumulative Preferred Stock with warrants to purchase common stock (see Note 4). A portion of the proceeds from the offerings were used to repay the EEP, EECIP, and JEDI notes, purchase 75% of the overriding royalty interests held by EEP and EECIP, and buy back its interests in Bayou Fer Blanc and West Gueydan Fields (see Note
8). In addition, the Company was required to escrow from the proceeds the first year's interest obligation on the 13.5% Senior Notes ($9,450,000). As part of the offerings, the Company has publicly registered the 13.5% Senior Notes and has agreed to publicly register the Preferred Stock and bear all costs related thereto.

At December 31, 1996, the EEP, EECIP, and JEDI notes were classified as long-term in the accompanying balance sheets as a result of the refinancing discussed above.

The aggregate principal payments required for each of the next five years are as follows:

                        December 31,
                        ------------
                           1998                           $    13,992
                           1999                                12,798
                           2000                                13,426
                           2001                                 2,514
                           2002                                     -
                        Thereafter                         67,984,814
                                                          -----------
                                                          $68,027,544
                                                          ===========


3.  INCOME TAXES:
    -------------

The company follows the asset and liability method of accounting for deferred income taxes prescribed by the Financial Accounting Standards Board Statement No. 109 (FAS 109) "Accounting for Income Taxes". During 1997, as a result of the termination of its S Corporation election, the Company was required to provide a net deferred tax liability of $6,105,850 which was charged to income tax expense. At December 31, 1997, the Company has the following deferred tax assets and liabilities recorded:

                                                          ASSET
                                                       (LIABILITY)
                                                    -----------------
Federal net operating loss carryforward                   $ 6,426,093
Temporary differences:
    Oil and gas properties                                 (9,920,135)
    Section 481(a) adjustment                               3,507,301
    Valuation allowance                                       (13,259)
                                                          -----------
Net tax liability                                         $        --
                                                          ===========

At December 31, 1997, the Company had, for tax reporting purposes, operating loss carryforwards ("NOL") of $17,400,000 which expire in 2012.

The provision for income taxes at the Company's effective tax rate differed from the provision for income taxes at the statutory rate as follows:

                                                               DECEMBER 31,
                                                                   1997
                                                               ------------
Computed benefit at the expected
statutory rate....................................             $(6,240,358)
Provision upon termination of
S Corporation election............................               6,105,850
Tax effect of losses attributable to
Operations as an S Corporation....................                 703,594

Other.............................................                (569,086)
                                                               -----------
Income tax expense................................             $         -
                                                               ===========


4.  STOCK WARRANTS ISSUED:
    ----------------------

As a condition precedent to the loan from EEP, Forman executed and delivered to EEP a warrant assigning and conveying to EEP the right to purchase nine shares of Forman's common stock, no par value per share, at an exercise price of $25,000 per share. No value was assigned to this warrant because its exercise price was substantially in excess of the estimated market value of Forman's stock at the date of grant and the Company believed its value to be immaterial. The exercise date of the warrant is the earliest of a) the date on which Forman agrees to sell all or substantially all of the outstanding common stock or assets of the Company; b) the date on which the Company files a registration for public sale of the Company's stock; or c) thirty days prior to the expiration date of the warrants, which is December 31, 2025. As a result of a stock split during 1993, the number of common shares available for purchase under this warrant increased from 9 to 9,000, with a corresponding reduction of the exercise price from $25,000 per share to $25 per share.

In connection with the EECIP financing, Forman executed and delivered to EECIP a warrant assigning and conveying the right to purchase ten shares of Forman's common stock. The exercise price was based on a calculated value of the Company, and was subsequently established at $44,567 per share. No value was assigned to this warrant because its exercise price was substantially in excess of the estimated market value of Forman's stock, at the date of grant and the Company believed its value to be immaterial. The exercise date for this warrant is the earliest of (a) the date Forman agrees to sell all or substantially all of the outstanding shares of common stock or assets of the Company for cash or securities in a publicly traded company; (b) the date Forman files a registration for the public sale of its common stock; or (c) thirty days prior to the expiration date, which is December 31, 2025. As a result of a stock split during 1993, the number of common shares available for purchase under this warrant increased from 10 to 10,000, with a corresponding reduction of the exercise price from $44,567 per share to $44.57 per share.

In connection with the offerings discussed in Note 2, the Company issued warrants to purchase 43,600 shares of common stock at an initial exercise price of $1.00 per share, subject to adjustment in certain defined cases. The warrants are immediately exerciseable and will automatically expire on June 1, 2004. The Company has allocated $666,667 and $333,333 of the proceeds received from the sale of the note units and equity units, respectively, to the warrants issued, which has been recorded as additional paid in capital at December 31, 1997. In addition, the Company also issued warrants to purchase 4,844 shares of common stock under the same conditions as discussed above. The Company has recorded $111,100 of additional paid-in capital for these warrants, to be amortized as deferred financing costs over the term of the note units.

5.  COMMITMENTS UNDER OPERATING LEASES:
    -----------------------------------

Forman has two noncancellable operating leases for the rental of office space, which expire on July 31, 1999 and January 14, 2000. Future commitments under these leases are as follows:

                       December 31,
                       ------------
                         1998           $208,677
                         1999            185,647
                         2000                  -
                         2001                  -
                         2002                  -

Rental expense under operating leases during 1997, 1996 and 1995 was $204,046, $192,633, and $192,847 respectively.


6.  ESCROWED AND RESTRICTED FUNDS:
    ------------------------------

Cash restricted for payment of abandonment costs for the Boutte and Bayou Dularge Fields is classified as a long-term asset. Such amounts are invested in short-term interest-bearing investments. The cash is escrowed under an agreement which required Forman to make additional specified monthly contributions through November 1995. As of December 31, 1997, the escrow accounts are fully funded.

7.  EMPLOYEE BENEFITS:
    ------------------

The Company has adopted a series of incentive compensation plans designed to align the interests of executives and employees with those of its stockholders. The following is a brief description of each plan.

1997 STOCK OPTION PLAN

The 1997 Stock Option Plan (the "Stock Option Plan") was adopted by the Board of Directors and approved by the sole stockholder of the Company in April 1997. A total of 36,333 shares of Common Stock have been reserved for issuance pursuant to the Stock Option Plan. The Stock Option Plan provides for the grant to employees, including officers of the Company, of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and non-statutory stock options (collectively, the "Awards"). In addition, nonemployee directors (the "Outside Directors") are eligible to receive non-statutory stock options. The Company has granted incentive stock options to certain employees, including directors and executive officers, of the Company entitling such persons to purchase approximately 36,333 shares of the Common Stock at an exercise price equal to the fair market value of the Common Stock as of the date of issuance, as established by an independent appraiser selected by the Company ($31.74 per share).

The Company accounts for the options issued pursuant to the stock incentive plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for this plan been determined consistent with FAS 123, the Company's net loss and loss per common share would have been increased to the following pro forma amounts:

                                                                            1997
                                                                      ----------------
Net loss attributed to common shares:      As Reported                     $18,752,509

                                           Pro Forma                       $18,858,767

Loss per common share:                     As Reported                     $    208.36

                                           Pro Forma                       $    209.54

A summary of the status of the Company's stock option plan at December 31, 1997 and changes during the year then ended is presented in the table and narrative below:


                                                           Wtd Avg Ex
                                      Shares                 Price
                                     -------              -----------
Outstanding, beginning of year
      Granted                         36,333                  $31.74
      Exercised                           --                      --
      Forfeited                        1,223                   31.74
      Expired                             --                      --
                                     -------                  ------
Outstanding, end of year              35,110                  $31.74
                                     =======                  ======
Exercisable, end of year              23,597                  $31.74
                                     =======                  ======
Weighted average fair value of
      Options granted                $ 14.75
                                     =======

The options outstanding at December 31, 1997 all have an exercise price of $31.74 with a remaining contractual life of 9.3 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option model with the following assumptions used for options granted during 1997:

                                      Assumption
                                   ----------------
Risk free interest rate                 6.35%
Expected life (years)                 10 Years
Expected volatility                       -
Expected dividends                        -

401(K) PLAN

The Company has adopted a defined contribution retirement plan that complies with Section 401(k) of the Code (the "401(k) Plan"). Pursuant to the terms of the 401(k) Plan, all employees with at least one year of continuous service are eligible to participate and may contribute up to 15% of their annual compensation (subject to certain limitations imposed under the Code). The 401(k) Plan provides that a discretionary match of employee contributions may be made by the Company in cash. The Company has not made any matching contributions to the 401(k) Plan during 1997. The amounts held under the 401(k) Plan are invested among various investment funds maintained under the 401(k) Plan in accordance with the directions of each participant. Employee contributions under the 401(k) Plan are 100% vested and participants are entitled to payment of vested benefits upon termination of employment.


8.  RELATED PARTY TRANSACTIONS:
    ---------------------------

In August 1996, the Company sold all of its interests in the Bayou Fer Blanc Field and the West Gueydan Field to a company (the "Purchaser") that is owned by the sole stockholder. The purchase price was $950,000, which was paid at the closing. The Company did not realize any gain or loss on the sale of these properties. In connection with the sale, the Purchaser also agreed to assume certain liabilities of the Company relating to the completion of the 3-D seismic survey and other related matters. As of December 31, 1996, the Company had incurred aggregate costs of $327,828 subsequent to the closing on behalf of the Purchaser, which are recorded as due from affiliate. On June 3, 1997, the Company repurchased its interests in these fields for $5,000,000 with the proceeds from the offerings discussed in Note 2. At that time, the Purchaser's cost basis in these fields was $3,500,000, which the Company has recorded as unevaluated properties at December 31, 1997. The balance of the purchase price of $1,500,000 was recorded as a distribution to the sole stockholder.

During 1996, the sole stockholder loaned the Company $1,000,000, of which $500,000 had been repaid as of December 31, 1996. The remaining $500,000 was repaid in 1997. The Company recorded interest expense of $27,361 during 1996 and $14,301 during 1997 related to this loan.

At December 31, 1996, the Company had $12,457 receivable from the sole stockholder for advances. This advance was repaid in full in 1997.

9.  WRITEDOWN OF OIL AND GAS PROPERTIES:
    ------------------------------------

During 1997, the Company wrote down its oil and gas property investments (full cost pool) by $10,008,121. The amount of the writedown represents the excess capitalized costs over estimated future net revenues attributable to oil and gas reserves discounted at 10%, less estimated future income taxes. The estimated future net revenues used in the calculation were based on year-end reserve volumes (as determined by an independent petroleum engineer), utilizing March, 1998 oil prices of $14.47 per barrel and March, 1998 gas prices of $2.40 per thousand cubic feet, with no provision for future escalation. The utilization of these prices resulted in an increase in the amount charged to operations during 1997 of $8,167,879 over the amount that would have been recorded using year-end prices.


10.    OIL AND GAS ACTIVITIES:
       -----------------------

This footnote provides unaudited information required by SFAS No. 69 "Disclosures About Oil and Gas Producing Activities."

CAPITALIZED COSTS - Capitalized costs and accumulated depreciation, depletion and amortization relating to the Company's oil and gas producing activities, all of which are conducted within the continental United States, are summarized below:

                                                           Year Ended December 31,
                                                ----------------------------------------------
                                                     1997            1996            1995
                                                --------------  --------------  --------------
        Proved producing oil and gas
        properties                                 $73,172,144     $48,359,890     $33,009,297

        Unevaluated properties                       3,857,195               -               -
        Accumulated depreciation, depletion
        and amortization                            29,083,935      11,307,719       7,641,102
                                                   -----------     -----------     -----------
        Net capitalized costs                      $47,945,404     $37,052,171     $25,368,195
                                                   ===========     ===========     ===========

The unevaluated properties consist of $3.5 million of acquisition costs for the interests in the Bayou Fer Blanc Field and the West Gueydan Field, as discussed in Note 6 above, and $357,000 of subsequent 3-D seismic costs related to the Bayou Fer Blanc Field.

COSTS INCURRED - Costs incurred in oil and gas property acquisition, exploration and development activities are summarized below:

                                                           Year Ended December 31,
                                                ----------------------------------------------
                                                     1997            1996            1995
                                                --------------  --------------  --------------
        Acquisition costs                          $ 6,100,000  $           --  $           --
        Exploration costs                           18,463,989      12,448,239       4,490,045
        Development costs                            4,105,460       3,852,354       3,588,588
                                                   -----------     -----------      ----------

                Gross costs incurred                28,669,449      16,300,593       8,078,633
        Less proceeds from sales of prospects               --         950,000              --
                                                   -----------     -----------      ----------

                Net cost incurred                  $28,669,449     $15,350,593      $8,078,633
                                                   ===========     ===========      ==========

Included in exploration costs for 1995 is $518,000 of capitalized general and administrative costs. No such costs were capitalized in either 1996 or 1997. Gross cost incurred excludes sales of proved and unproved properties which are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

RESERVES - (UNAUDITED) - Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can reasonably be expected to be recovered through existing wells with existing equipment and operating methods.

Proved oil and natural gas reserve quantities and the related discounted future net cash flows before income taxes for the periods presented are based on estimates prepared by Ryder Scott Company, independent petroleum engineers. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission.

The Company's net ownership interests in estimated quantities of proved oil and natural gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below.

                                                        Oil, Condensate and Natural Gas Liquids
                                                                        (Bbls)
                                                   -------------------------------------------------
                                                                Year Ended December 31,
                                                   -------------------------------------------------
                                                        1997             1996             1995
                                                   ---------------  ---------------  ---------------
Proved developed and undeveloped reserves:
 Beginning of year                                    2,511,562            1,999,859            1,718,480
 Revisions of previous estimates                       (254,540)              87,871               42,099
 Purchases of oil and gas properties                    188,739                   --                   --
 Extensions and discoveries                             148,168              753,776              482,970
 Production                                            (334,662)            (329,944)            (243,690)
                                                      ---------            ---------            ---------
 End of year                                          2,259,567            2,511,562            1,999,859
                                                      =========            =========            =========
Proved developed reserves at end of year              1,842,849            1,898,978                   --
                                                      =========            =========            =========

                                                                              Natural Gas (Mcf)
                                                             -------------------------------------------------
                                                                            Year Ended December 31,
                                                              -------------------------------------------------
                                                                    1997             1996             1995
                                                              ---------------  ---------------  ---------------
Proved developed and undeveloped reserves:
 Beginning of year                                                23,223,000            9,593,000           10,624,000
 Revisions of previous estimates                                  (8,071,398)             619,282              622,115
 Purchases of oil and gas properties                               1,867,721                    -                    -
 Extensions and discoveries                                        7,699,000           14,335,783              138,235
 Production                                                       (2,613,323)          (1,325,065)          (1,791,350)
                                                                  ----------           ----------           ----------
 End of year                                                      22,105,000           23,223,000            9,593,000
                                                                  ==========           ==========           ==========
Proved developed reserves at end of year                          16,237,000            8,485,000                   --
                                                                  ==========           ==========           ==========


STANDARDIZED MEASURE (UNAUDITED) - The table of the Standardized Measure of Discounted Future Net Cash Flows related to the Company's ownership interests in proved oil and gas reserves as of period end is shown below:

                                                               Year Ended December 31,
                                                  -------------------------------------------------
                                                       1997              1996             1995
                                                  ---------------  -----------------  -------------
                                                                   (In Thousands)
   Future cash inflows                                   $ 96,925          $143,652         $ 57,650
   Future oil and natural gas operating expenses          (21,116)          (12,598)          (9,993)
   Future development costs                               (10,372)          (14,059)          (5,573)
                                                         --------          --------         --------
   Future net cash flows before income taxes               65,437           116,995           42,084
   Future income taxes                                      9,328                 -                -
                                                         --------          --------         --------
   Future net cash flows                                   56,109           116,995           42,084
   10% annual discount for estimating timing of
   cash flows                                              (8,567)          (29,614)         (11,488)
                                                         --------          --------         --------
   Standardized measure of discounted future net
   cash flows                                            $ 47,542          $ 87,381         $ 30,596
                                                         ========          ========         ========

Future cash flows are computed by applying year end prices of oil and natural gas to year end quantities of proved oil and natural gas reserves. Future operating expenses and development costs are computed primarily by the Company's petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company's proved oil and natural gas reserves at the end of the year, based on year end costs and assuming the continuation of existing economic conditions. Future income taxes are computed using the Company's tax basis in evaluated oil and gas properties and other related tax carryforwards. Prior to 1997, the Company was not a taxable entity (See Note 3) and therefore future income taxes have not been reflected in those years. The standardized measure of discounted future net cash flows does not purport, nor should it be interpreted, to present the fair value of the Company's oil and natural gas reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

Oil and natural gas prices have declined subsequent to December 31, 1997. Accordingly, the discounted future net cash flows would be reduced if the standardized measure was calculated at a later date.

Changes in Standardized Measure (Unaudited) - Changes in standardized measure of future net cash flows relating to proved oil and gas reserves are summarized below:

                                                          Year Ended December 31,
                                                   --------------------------------------
                                                       1997          1996         1995
                                                   ------------  -----------  -----------
                                                               (In Thousands)
Changes due to current year operations:
   Sales of oil and natural gas, net of oil and
    natural gas operating expenses                     $(10,827)       $(7,781)      $(4,063)
   Extensions and discoveries                            16,915         42,983         5,557
   Purchases of oil and gas properties                    4,691             --            --
Changes due to revisions in standardized
 variables:
   Prices and operating expenses                        (33,229)        28,682         7,113
   Revisions of previous quantity estimates             (16,109)         3,633         1,336
   Estimated future development costs                     5,835         (7,784)         (901)
   Accretion of discount                                  8,738          3,060         1,923
   Net change in income taxes                            (4,715)            --            --
   Production rates (timing) and other                  (11,138)        (6,008)          403
                                                       --------        -------       -------
   Net Change                                           (38,839)        56,785        11,368

   Beginning of year                                     87,381         30,596        19,228
                                                       --------        -------       -------
   End of year                                         $ 47,542        $87,381       $30,596
                                                       ========        =======       =======