Form 10-Q
period 1998-03-31
FORMAN PETROLEUM CORP
filed 1998-05-15
CIK 1041635

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 -------------

                                   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended March 31, 1998
                                      Or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                   For the transition period from        to

                       Commission file number 333-31375*

                                 -------------

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

                               Yes [X]    No [_]

As of May 12, 1998, there were 70,000 shares of the Registrant's Voting Common Stock, no par value, and 20,000 shares of the Registrant's Non-voting Common Stock, no par value, outstanding.

* The Commission file number refers to a Form S-4 Registration Statement filed by the Company under the Securities Act of 1933, which became effective September 26, 1997.

                         FORMAN PETROLEUM CORPORATION

                FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

                               TABLE OF CONTENTS


                        PART I
                                                              Page No.
Item 1.  Financial Information:
           Balance Sheets as of March 31, 1998 and
           December 31, 1997                                        1

           Statement of Operations and Accumulated
           Deficit for the Three  Month Periods
           Ended March 31, 1998 and 1997                            2

           Statement of Cash Flows for the Three Month
           Periods Ended March 31, 1998 and 1997                    3

           Notes to Financial Statements                          4-5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     6-11


                            PART II

Item 5.  Other Information                                         12

Item 6.  Exhibits and Reports on Form 8-K                       13-14

Signatures                                                         15

                         FORMAN PETROLEUM CORPORATION

                                BALANCE SHEETS

                                    ASSETS

                                                                March 31,            December 31,
                                                                  1998                  1997
                                                            ----------------     ------------------
Current assets:
  Cash and cash equivalents                                   $     93,555          $    457,869
  Restricted cash                                                1,619,560             3,937,500
  Accounts receivable                                              611,610               597,991
  Oil and gas revenue receivable                                 2,492,865             2,407,315
  Other assets                                                       8,320                48,806
                                                              ------------          ------------
    Total current assets                                         4,825,910             7,449,481

Property and equipment:
  Oil and gas properties, full cost method                      80,088,743            77,029,339
  Other property and equipment, at cost                          1,673,964             1,650,793
                                                              ------------          ------------
                                                                81,762,707            78,680,132
  Less: Accumulated depreciation, depletion
          and amortization                                     (32,760,553)          (30,451,675)
                                                              ------------          ------------
    Net property and equipment                                  49,002,154            48,228,457

Other assets:
  Deferred financing costs (net of accumulated
    amortization)                                                6,125,868             6,366,367
  Deferred charges                                                 177,818               170,529
  Funds on deposit in escrow                                       466,214               515,096
                                                              ------------          ------------
    Total other assets                                           6,769,900             7,051,992
                                                              ------------          ------------
TOTAL ASSETS                                                  $ 60,597,964          $ 62,729,930
                                                              ============          ============

                     LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
  Accounts payable and accrued liabilities                    $  6,657,889          $  6,438,278
  Undistributed oil and gas revenues                             1,635,114             1,848,497
  Current portion of notes payable                                  13,992                13,992
                                                              ------------          ------------
    Total current liabilities                                    8,306,995             8,300,767

Note payable (long-term portion)                                68,089,170            68,013,552
Mandatorily redeemable Preferred Stock, no par value,
  1,000,000 authorized shares, 200,000 shares outstanding       11,008,702            10,589,588

Stockholder's deficit:
  Common stock, no par value, 1,000,000 shares authorized,
    90,000 issued and outstanding                                    1,000                 1,000
  Treasury Stock                                                       (10)                  (10)
  Accumulated deficit                                          (26,807,893)          (24,174,967)
                                                              ------------          ------------
    Total stockholder's deficit                                (26,806,903)          (24,173,977)
                                                              ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                   $ 60,597,964          $ 62,729,930
                                                              ============          ============

  The accompanying notes are an integral part of these financial statements.

                         FORMAN PETROLEUM CORPORATION

                            STATEMENT OF OPERATIONS

                                  (Unaudited)

                                                              Three Months Ended
                                                                  March 31,
                                                         ----------------------------
                                                             1998            1997
                                                         -----------     -----------
Revenues:
  Oil and gas sales                                      $ 4,207,558     $3,736,526
  Overhead reimbursements                                     20,363         14,744
  Interest Income                                            164,693          9,179
  Other Income                                               (16,871)        17,375
                                                         -----------     ----------
    Total revenues                                         4,375,743      3,777,824
                                                         -----------     ----------

Costs and expenses:
  General & administrative                                   528,996        428,648
  Lease operating expenses                                   904,544        556,709
  Interest expense                                         2,448,324      1,184,243
  Production taxes                                           156,697        129,152
  Depreciation, depletion and amortization                 2,550,993      1,542,561
                                                         -----------     ----------
    Total costs and expenses                               6,589,554      3,841,313
                                                         -----------     ----------
Net loss from operations                                  (2,213,811)       (63,489)
Income tax expense (benefit)                                       0              0
                                                         -----------     ----------
Net loss                                                 $(2,213,811)    $  (63,489)
Preferred stock dividend                                 $   408,698     $        0
                                                         -----------     ----------
Net loss attributed to common shares                     $(2,622,509)    $  (63,489)
Net loss per common share                                $    (29.14)    $    (0.71)
                                                         ===========     ==========
Pro forma data:
  Net loss from operations reported above                $(2,213,811)    $  (63,489)
  Pro forma benefit for income taxes                               0         23,491
                                                         -----------     ----------
  Pro forma net loss                                     $(2,213,811)    $  (39,988)
  Preferred stock dividend                               $   408,698     $        0
                                                         -----------     ----------
  Pro forma net loss attributed to common shares         $(2,622,509)    $  (39,998)
                                                         ===========     ==========
  Pro forma net loss per share                           $    (29.14)    $    (0.44)
                                                         ===========     ==========

  The accompanying notes are an integral part of these financial statements.

                         FORMAN PETROLEUM CORPORATION

                            STATEMENT OF CASH FLOWS

                                  (Unaudited)

                                                                        Three Months ended
                                                                             March 31,
                                                                   --------------------------
                                                                      1998           1997
                                                                   -----------    -----------
Cash flows from operating activities:
  Net loss                                                         $(2,213,811)   $   (63,489)
  Adjustments to reconcile net loss to
    Net cash provided by operating activities:
      DD&A                                                           2,550,993      1,542,561
    Withdrawal from escrow account                                   2,449,601              0
  Change in assets and liabilities:
    Decrease (Increase) in accounts receivable                         (13,619)       (58,563)
    Decrease (Increase) in prepaid expenses                                  0        (13,846)
    Decrease (Increase) in due from affiliate                                0       (162,144)
    Decrease (Increase) in unbilled well costs                            (162)      (173,239)
    Increase (Decrease) in accounts payable/accrued liabilities       (219,611)       673,251
    Increase (Decrease) in due to/from stockholder                           0              0
    Decrease (Increase) in oil and gas revenue receivable              (85,550)     1,184,440
    Increase (Decrease) in undistributed oil and gas revenue           213,383       (281,973)
                                                                   -----------    -----------
Net cash provided by operating activities                            2,681,224      2,646,998
                                                                   -----------    -----------
Cash flows from investing activities:
  Additions to oil and gas properties                               (3,059,404)    (3,423,744)
  Withdrawal from (deposit into) escrow account                         48,882         (9,179)
  Purchase of other property and equipment                             (23,171)        60,461
                                                                   -----------    -----------
Net cash used in investing activities                               (3,033,693)    (3,372,462)
                                                                   -----------    -----------
Cash flows from financing activities:
  Repayment of notes payable                                            (2,941)      (245,644)
  Borrowings (net of escrowed interest)                                      0      1,533,692
  Decrease (Increase) in deferred financing costs                       (8,904)             0
                                                                   -----------    -----------
Net cash provided by financing activities                              (11,845)     1,288,048
                                                                   -----------    -----------
Net increase (decrease) in cash or cash equivalents                   (364,314)       562,584
Cash and cash equivalents at beginning of period                       457,869        130,551
                                                                   -----------    -----------
Cash and cash equivalents at end of period                         $    93,555    $   693,135
                                                                   ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                         FORMAN PETROLEUM CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1998


1.  Interim Financial Statements

The financial statements of the Company at March 31, 1998 and for the three month period then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The financial statements should be read in conjunction with the financial statements and notes thereto, for the year ended December 31, 1997 contained in the Company's Form 10-K (file number 333-31375) filed with the Commission on March 31, 1998.


2.  Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings Per Share", which simplifies the computation of earnings per share ("EPS"). SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement for all prior period EPS data presented. EPS calculated under SFAS 128 is the same as those indicated on the Statement of Operations for the respective periods.

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

The net proceeds to the Company from the Offerings were approximately $74.9 million. A portion of the net proceeds (approximately $9.5 million) was segregated into a capitalized interest account to pay interest on the Notes through June 1, 1998. The Company used the remaining net proceeds of the Offerings as follows: (i) approximately $35.2 million was used to repay all of the outstanding indebtedness (including accrued interest and associated fees) due under the Endowment Energy Partners ("EEP) and Endowment Energy Co-Investment Partnership ("EECIP") loans; (ii) approximately $10.5 million was used to repay all of the outstanding indebtedness (including accrued interest and associated fees) due under the Joint Energy Development Investments Limited Partnership loan; (iii) $2.6 million was used to purchase from EEP and EECIP a 7.5% overriding royalty interest in the Company's Lake Enfermer Field, Manila Village Field and Boutte Field; (iv) $5.0 million was used in connection with the Company's acquisition from Forman Petroleum Corporation II ("FPCII"), a company whose sole stockholder is McLain J. Forman (the Company's Chairman and principal stockholder), all of FPCII's interest in the Bayou Fer Blanc Field and the West Gueydan Field, of which $1.5 million was paid to FPCII, $1.0 million was used to pay bank debt and $2.5 million was used to pay trade payables to third parties; (v) Jefferies received a fee of $1.9 million for financial advisory services provided to the Company and also received a warrant to purchase 4,844 shares of Common Stock at the initial exercise price of $1.00 per share; and (vi) $0.9 million was used to pay expenses of the Offerings. The remaining net proceeds from the Offerings of $9.4 million were used for capital expenditures, working capital and other general corporate purposes.

4. Income Taxes

As discussed in Note 3, the Company issued a second class of stock on June 3, 1997, effectively terminating its S Corporation election. As a result, the Company is subject to Federal and state income taxes for the results of operations subsequent to June 2, 1997. In addition, due to the termination of the Company's status as an S Corporation for federal income tax purposes, the Company was also required to establish a net deferred tax liability calculated at the applicable Federal and state tax rates resulting primarily from financial reporting and income tax reporting basis differences in oil and gas properties. Accordingly, a net deferred tax liability of $5,081,000 was accrued at June 3, 1997. The Company has a net deferred asset at March 31, 1998 that has been fully reserved due to the Company's operating losses.

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

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion is intended to assist in an understanding of the Company's historical financial position and the results of operations for the three-month periods ended March 31, 1998 and 1997. The financial statements of the Company at March 31, 1998 and for the three-month period then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The financial statements should be read in conjunction with the financial statements and notes thereto, for the year ended December 31, 1997 contained in the Company's Annual Report on Form 10-K (file number 333-31375) filed with the Commission on March 31, 1998. The Company's historical financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Results of Operations

     The following table sets forth certain operating information with respect to the oil and gas operations of the Company for the three-month periods ended March 31, 1998 and 1997:

                             RESULTS OF OPERATIONS

                                                         Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                          1998         1997
                                                       ----------   ---------
Sales Volumes:
  Oil (Bbls)                                              100,593       78,235
  Gas (Mcf)                                             1,180,613      556,247
  Oil and gas (BOE)                                       297,362      170,043

Sales Revenue:
  Total oil sales                                      $1,409,071   $1,727,263
  Total gas sales                                      $2,798,487   $1,938,075

Average Sales Prices:
  Oil (per Bbl)                                        $    14.01   $    22.08
  Gas (per Mcf)                                        $     2.37   $     3.48
  Per BOE                                              $    14.15   $    21.44

Average Costs (per BOE):
  Severance Tax                                        $     0.53   $     0.76
  Lease Operating Expenses                             $     3.04   $     3.26
  General & Administrative                             $     1.78   $     2.51
  Depreciation, Depletion & Amortization               $     8.58   $     9.02

     Revenues - The following table reflects an analysis of differences in the Company's oil and gas revenues (expressed in thousands of dollars) between the three-month period ended March 31, 1998 and the comparable period in 1997:

                                                         First Quarter
                                                         1998 Compared
                                                        to First Quarter
                                                              1997
                                                        ----------------
Increase (decrease) in oil and gas revenues
 resulting from differences in:
 Crude oil and condensate-
   Prices                                                   $  (811,809)
   Production                                                   493,617
                                                            -----------
                                                               (318,192)
 Natural gas-
   Prices                                                    (1,315,003)
   Production                                                 2,175,415
                                                            -----------
                                                                860,412
 Hedging and other, net                                         (71,188)
                                                            -----------
Increase (decrease) in oil and gas revenues                 $   471,032
                                                            ===========


     The Company's oil and gas revenues increased approximately $471,000, or 13% to $4.2 million for the three months ended March 31, 1998, from $3.7 million for the comparable period in 1997. Production levels for the three months ended March 31, 1998, increased 74% to 297 thousand barrels of oil equivalent ("MBOE") from 171 MBOE for the comparable period in 1997. Gas production volumes increased 112%, while oil volumes increased 29%. The Company's average sales prices (including hedging activities) for oil and natural gas for the three months ended March 31, 1998 were $14.01 per Bbl and $2.37 per Mcf versus $22.08 per Bbl and $3.48 per Mcf in the 1997 period. Revenues increased $2.7 million due to the aforementioned production increases, and decreased by $2.1 million as a result of sharply lower oil and gas prices.

     Lease operating expenses - On a BOE basis, lease operating expenses experienced a 6% decrease, to $3.04 per BOE for the three months ended March 31, 1998 from $3.26 per BOE in the comparable 1997 period. For the first three months of 1998, lease operating expenses were up 63%, from $557,000 in 1997 to $905,000 in the comparable 1998 period. This increase resulted primarily from the six producing wells, which were added between the first quarter of 1997 and the first quarter of 1998. Two new wells were drilled and four non-producing wells were successfully worked over and put into production between the two quarterly periods.

     Severance taxes - The effective severance tax rate as a percentage of oil and gas revenues increased to 3.7% for the three months ended March 31, 1998, from 3.5% for the comparable period in 1997. This relatively low effective rate is attributable to the increased production from wells that have a state severance tax exemption under Louisiana's severance tax abatement program, combined with the fact that, on a value basis, the Company's production is two-thirds gas, which is taxed at a lower effective rate than oil.

     General and administrative expenses - For the quarter ended March 31, 1998, general and administrative ("G&A") expenses were $1.78 per BOE, a 29% decrease from the $2.51 per BOE for the first quarter of 1997. For the first three months of 1998, G&A increased 23%, from $429,000 in 1997 to $529,000 in 1998. The first quarter decrease in G&A per BOE in 1998 was due to increases in production during the period as compared to the comparable periods for 1997. The increases in actual G&A expenses in the first quarter ended March 31, 1998 were primarily the result of salary adjustments made during the second half of 1997, including the addition of a Chief Financial Officer, plus increased insurance costs directly attributable to a Directors and Officers insurance policy approved by the Board which became effective in December, 1997.

      Depreciation, depletion and amortization expense - For the three months ended March 31, 1998, depreciation, depletion and amortization ("DD&A") expense increased 65% over the comparable 1997 period. 9.89 The increase for the first quarter of 1998 is attributable to the Company's increased production and related future capital costs during the first three months of 1998. On a BOE basis, which reflects the increases in production, the DD&A rate for the first three months of 1998 was $8.58 per BOE compared to $9.02 per BOE for the same period in 1997, a decrease of 5%.

      Interest expense - For the three months ended March 31, 1998, interest expense increased to $2.4 million from $1.2 million for the comparable 1997 period. This increase of $1.2 million in interest expense is due primarily to additional interest in 1998 relating to the issuance of the Notes on June 3, 1997 (see Liquidity and Capital Resources).

      Net loss from operations - Due to the factors described above, net loss from operations for the quarter ended March 31, 1998 was $2.2 million, an increase of $2.1 million over the net loss reported for the first quarter of 1997 of $63,000.

      Income tax expense - The Company issued a second class of stock on June 3, 1997, effectively terminating its S Corporation election. As a result, the Company is subject to Federal and state income taxes for the results of operations subsequent to June 2, 1997. In addition, due to the termination of the Company's status as an S Corporation for federal income tax purposes, the Company was also required to establish a net deferred tax liability calculated at the applicable Federal and state tax rates resulting primarily from financial reporting and income tax reporting basis differences in oil and gas properties. Accordingly, a net deferred tax liability of $5,081,000 was accrued at June 3, 1997. The Company has a net deferred tax asset at March 31, 1998 that has been fully reserved due to the Company's operating losses.

Liquidity and Capital Resources

     Working Capital and Cash Flow - The Company had a working capital deficit at March 31, 1998 of $3.5 million. The Company believes that its cash on hand plus the expected cash flow from operations and available vendor financing will be sufficient to fund its working capital needs for 1998, although certain exploration and development projects have been deferred.

     The Company will require additional financing to complete its planned capital expenditures in 1999 and to service its outstanding debt. Management is reviewing alternative sources of financing, including an initial public offering, to satisfy these requirements. The Company has postponed any initial public offering of equity until market conditions improve. There can be no assurance that the Company will be able to obtain this additional financing. The following summary table reflects comparative cash flows for the Company for the three-month periods ended March 31, 1998 and 1997:

                                                       Three Months Ended
                                                           March 31,
                                                     ----------------------
                                                        1998         1997
                                                     ---------    ---------
                                                         (in thousands)
Net cash provided by operating activities             $ 2,681      $ 2,647
Net cash used by investing activities                  (3,034)      (3,372)
Net cash provided by financing activities                 (12)       1,288


     For the three months ended March 31, 1998, net cash provided by operating activities increased to $2.7 million from $2.6 million during the comparable period in 1997. This increase was primarily due to the Company's funding of interest expense on the Notes from funds escrowed for the first quarter of 1998 interest payment.

     Cash used in investing activities decreased by $340,000, from $3.4 million during the first three months of 1997 to $3.0 million during the comparable period in 1998. This decrease was a result of decreased capital spending during the first quarter of 1998 as compared to the same period in 1997.

     During the quarter ended March 31, 1998, financing activities required cash flow of $12,000, as compared to $1.3 million of cash flow generated from financing activities during the comparable period in 1997. The decrease in cash provided by financing activities during 1998 was the result of no new borrowings by the Company during the first quarter of 1998.

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

     The net proceeds to the Company from these Offerings were approximately $74.9 million. A portion of the net proceeds (approximately $9.5 million) was segregated into a capitalized interest account to pay interest on the Notes through June 1, 1998. The Company used the remaining net proceeds of the Offerings as follows: (i) approximately $35.2 million was used to repay all of the outstanding indebtedness (including accrued interest and associated fees) due under the EEP and EECIP loans; (ii) approximately $10.5 million was used to repay all of the outstanding indebtedness (including accrued interest and associated fees) due under the JEDI loan; (iii) $2.6 million was used to purchase from EEP and EECIP a 7.5% overriding royalty interest in the Company's Lake Enfermer Field, Manila Village Field and Boutte Field; (iv) $5.0 million was used in connection with the Company's acquisition from Forman Petroleum Corporation II ("FPCII"), a company whose sole stockholder is McLain J. Forman (the Company's Chairman and principal stockholder), all of FPCII's interest in the Bayou Fer Blanc Field and the West Gueydan Field, of which $1.5 million was paid to FPCII, $1.0 million was used to pay bank debt and $2.5 million was used to pay trade payables to third parties; (v) Jefferies received a fee of $1.9 million for financial advisory services provided to the Company and also received a warrant to purchase 4,844 shares of Common Stock at the initial exercise price of $1.00 per share; and (vi) $0.9 million was used to pay expenses of the Offerings. The remaining net proceeds from the Offerings of $9.4 million were used for capital expenditures, working capital and other general corporate purposes.

     Hedging Activities - With the objective of achieving more predictable revenues and cash flows and reducing the exposure to fluctuations in oil and natural gas prices, the Company has entered into hedging transactions of various kinds with respect to both oil and natural gas. While the use of these hedging arrangements limits the downside risk of reverse price movements, it may also limit future revenues from favorable price movements. In January 1997, the Company entered into forward sales arrangements with respect to approximately 40% of its estimated net natural gas production in the Lake Enfermer Field through April 1997, at a weighted average price of approximately $3.18 per Mcf. At the same time, the Company hedged approximately 30% of its estimated net oil production through June 1997 at a weighted average price of $23.75 per Bbl. In October 1997, the Company entered into forward sales arrangements with respect to approximately 25% of its estimated net natural gas production in the Lake Enfermer Field through March 1998, at a weighted average price of approximately $3.19 per Mcf. The Company continuously reevaluates its hedging program in light of market conditions, commodity price forecasts, capital spending and debt service requirements. The Company may hedge additional volumes through the remainder of 1998 and into 1999 or it may determine from time to time to terminate its then existing hedging positions.

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

                                    PART II

Item 5.  Other Information

     Operational Activities - In the Boutte Field, the Company completed the recompletion of the Simoneaux #7 Well, which is currently producing approximately 250 Bbl of oil per day. The Company attempted to workover the Simoneaux #20 well to restore it to production, but was unable to complete the workover due to mechanical problems and was forced to temporarily abandon the well.

     The first well to be drilled in the Company's Bayou Fer Blanc Field, the Allan Land Company #1 Well, was plugged and abandoned during the first quarter of 1998.

     The Company has completed the integration and interpretation of the 3-D seismic survey on the West Gueydan Field and is now in the process of showing this prospect to industry participants in an effort to sell an interest in the prospect prior to drilling the initial well.

     Preferred Stock Dividend - The Company declared a dividend payable on March 1, 1998 to the holders of record of the Series A Cumulative Preferred Stock payable at the rate of .0375 shares of Series A Cumulative Preferred Stock per share of Series A Cumulative Preferred Stock of the Company, or a total of 8,073 dividend shares.

Item 6.  Exhibits and Reports on Form 8-K

     The following instruments and documents are included as Exhibits to this Form 10-Q. Exhibits incorporated by reference are so indicated by parenthetical information.


Exhibit No.     Exhibit
-----------     -------
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

                                            Forman Petroleum Corporation

Date: May 14, 1998                          By: /s/ McLain J. Forman
                                               ---------------------------
                                                    McLain J. Forman
                                                    Chairman of the board, Chief
                                                    Executive Officer and
                                                    President


                                            By: /s/ Marvin J. Gay
                                               ---------------------------
                                                    Marvin J. Gay
                                                    Vice President and Treasurer