Form 10-Q
period 1998-06-30
FORMAN PETROLEUM CORP
filed 1998-08-14
CIK 1041635

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from        to

                       COMMISSION FILE NUMBER 333-31375*

                                ---------------

                          FORMAN PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)

            LOUISIANA                                 72-0954774
  (State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)

    650 POYDRAS STREET - SUITE 2200                   70130-6101
        NEW ORLEANS, LOUISIANA                        (Zip code)
(Address of principal executive offices)


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

                              Yes [X]    No [_]

As of August 10, 1998, there were 70,000 shares of the Registrant's Voting Common Stock, no par value, and 20,000 shares of the Registrant's Non-voting Common Stock, no par value, outstanding.

* The Commission file number refers to a Form S-4 Registration Statement filed by the Company under the Securities Act of 1933, which became effective September 26, 1997.

                          FORMAN PETROLEUM CORPORATION

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998

                               TABLE OF CONTENTS


                                     PART I
                                                          Page No.
Item 1. Financial Information:
          Balance Sheets as of June 30, 1998 and
          December 31, 1997                                     1

          Statement of Operations and Accumulated
          Deficit for the Three and Six Month Periods
          Ended June 30, 1998 and June 30, 1997                 2

          Statement of Cash Flows for the Six Month
          Periods Ended June 30, 1998 and June 30, 1997         3

          Notes to Financial Statements                       4-5

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                 6-12


                                    PART II

Item 5. Other Information                                      13

Item 6. Exhibits and Reports on Form 8-K                    14-15

Signatures                                                     16

                          FORMAN PETROLEUM CORPORATION

                                 BALANCE SHEETS


                                                     June 30,        December 31,
                                                       1998              1997
                                                   -----------       ------------
                                                   (Unaudited)
                     ASSETS
                     ------
CURRENT ASSETS:
 Cash and cash equivalents                       $    606,308         $    457,869
 Accounts receivable                                  228,532              597,991
 Oil and gas revenue receivable                     2,178,715            2,407,315
 Restricted cash                                            -            3,937,500
 Other assets                                          56,791               48,806
                                                 ------------         ------------
      Total current assets                          3,070,346            7,449,481
                                                 ------------         ------------
PROPERTY AND EQUIPMENT, at cost:
  Oil and gas properties, full cost method         80,808,804           77,029,339
  Other property and equipment                      1,748,910            1,650,793
                                                 ------------         ------------
                                                   82,557,714           78,680,132
 Less- accumulated depreciation, depletion and
   amortization                                   (47,198,711)         (30,451,675)
                                                 ------------         ------------
      Net property and equipment                   35,359,003           48,228,457
                                                 ------------         ------------
OTHER ASSETS:
 Deferred financing costs
  (net of accumulated amortization)                 5,833,753            6,366,367
 Deferred charges                                     177,818              170,529
 Funds on deposit in escrow                           466,214              515,096
                                                 ------------         ------------
TOTAL ASSETS                                     $ 44,907,134         $ 62,729,930
                                                 ============         ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
 Accounts payable and accrued liabilities        $  4,267,485         $  6,438,278
 Interest payable                                     787,470                    -
 Undistributed oil and gas revenues                 1,836,637            1,848,497
 Current portion of note payables                      13,992               13,992
                                                 ------------         ------------
      Total current liabilities                     6,905,584            8,300,767
                                                 ------------         ------------
Notes payable (long-term portion)                  68,140,758           68,013,552
Mandatorily redeemable Preferred Stock, no par
 value,  1,000,000 authorized shares, 200,000
 shares outstanding                                11,443,124           10,589,588

STOCKHOLDERS' DEFICIT:
 Common stock, no par value, authorized
  1,000,000 shares; issued and outstanding
  90,000 shares                                         1,000                1,000
 Treasury stock                                           (10)                 (10)
 Accumulated deficit                              (41,583,322)         (24,174,967)
                                                 ------------         ------------
      Total stockholder's deficit                 (41,582,332)         (24,173,977)
                                                 ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT      $ 44,907,134         $ 62,729,930
                                                 ============         ============


   The accompanying notes are an integral part of these financial statements.

                          FORMAN PETROLEUM CORPORATION

                            STATEMENTS OF OPERATIONS

                                                            Three Months Ended                       Six Months Ended
                                                                 June 30,                                June 30,
                                                -------------------------------------------------------------------------------
                                                         1998                1997                1998                1997
                                                   -----------------   -----------------   -----------------   -----------------
Revenues:
 Oil and gas sales                                     $  4,478,576         $ 2,525,928        $  8,686,134         $ 6,262,454
 Interest income                                             29,105              44,932             193,798              54,111
 Overhead reimbursements                                     17,548              20,421              37,911              35,165
 Other income                                                 9,014               2,887              (7,857)             20,262
                                                       ------------         -----------        ------------         -----------
         Total revenues                                   4,534,243           2,594,168           8,909,986           6,371,992
                                                       ------------         -----------        ------------         -----------
Costs and expenses:
 Production taxes                                           146,530             174,495             303,227             303,647
 Lease operating expenses                                   901,440             641,970           1,805,984           1,198,679
 General and administrative expenses                        576,173             413,789           1,105,169             842,437
 Interest expense                                         2,570,834           1,640,358           5,019,158           2,824,601
 Full cost ceiling write-down                            12,039,831                   -          12,039,831                   -
 Depreciation, depletion and amortization                 2,640,442           2,052,445           5,191,435           3,595,006
                                                       ------------         -----------        ------------         -----------
         Total expenses                                  18,875,250           4,923,057          25,464,804           8,764,370
                                                       ------------         -----------        ------------         -----------
Net loss from operations                                (14,341,007)         (2,328,889)        (16,554,818)         (2,392,378)
Provision for income taxes                                        -           4,746,000                   -           4,746,000
                                                       ------------         -----------        ------------         -----------
Net loss                                                (14,341,007)         (7,074,889)        (16,554,818)         (7,138,378)
Preferred stock dividends                                  (424,005)                  -            (833,103)                  -
                                                       ------------         -----------        ------------         -----------
Net loss attributable to common shares                 $(14,765,012)        $(7,074,889)       $(17,387,921)        $(7,138,378)
                                                       ============         ===========        ============         ===========
Net loss per share                                         $(164.05)            $(78.61)           $(193.20)            $(79.32)
                                                       ============         ===========        ============         ===========
Weighted average shares outstanding                          90,000              90,000              90,000              90,000
                                                       ============         ===========        ============         ===========
UNAUDITED PRO FORMA DATA:
  Net loss from operations reported above              $(14,341,007)        $(2,328,889)       $(16,554,818)        $(2,392,378)
  Pro forma benefit for income taxes related to
   operations as an S Corp                                        -             861,689                   -             885,180
       Preferred stock dividends                           (424,005)                  -            (833,103)                  -
                                                       ------------         -----------        ------------         -----------
      Pro forma net loss                               $(14,765,012)        $(1,467,200)       $(17,387,921)        $(1,507,198)
                                                       ============         ===========        ============         ===========
      Pro forma net loss per share                         $(164.05)            $(16.30)           $(193.20)            $(16.75)
                                                           ========             =======            ========             =======
  Weighted average shares outstanding                        90,000              90,000              90,000              90,000
                                                           ========             =======            ========             =======



   The accompanying notes are an integral part of these financial statements.

                          FORMAN PETROLEUM CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                     Six Months Ended
                                                                         June 30,
                                                           ------------------------------------
                                                                1998                  1997
                                                           --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                  $(16,554,818)              $ (2,392,378)
 Adjustments to reconcile net loss to net cash provided
  by operating activities-
   Depreciation and amortization                             17,231,266                  3,595,006
          Withdrawal from interest escrow account             3,963,071
 Change in assets and liabilities-
  Decrease in oil and gas revenue receivable                    228,600                  1,422,707
  Decrease in accounts receivable                               369,459                    112,299
  (Increase) Decrease in unbilled well costs and prepaids        48,633                    (65,884)
  Increase in interest payable                                  787,470                         --
  Increase (Decrease) in accounts payable                    (2,192,834)                   306,068
  (Decrease) in undistributed oil and gas revenues              (11,860)                  (582,756)
  Decrease in due from affiliate                                     --                    327,828
  Increase (Decrease) in notes payable                          149,247                   (500,000)
                                                           ------------               ------------
      Net cash provided by operating activities               4,018,234                  2,222,890
                                                           ------------               ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to oil and gas properties                         (3,779,465)               (16,555,572)
 Reduction of escrow account                                     48,882                    371,325
 (Purchase) Sale of other property and equipment                (98,117)                     2,236
                                                           ------------               ------------
      Net cash used in investing activities                  (3,828,700)               (16,182,011)
                                                           ------------               ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                                         --                 72,467,000
 Repayment of notes payable                                          --                (43,028,501)
 Deposit into interest escrow account                                --                 (9,450,000)
 Proceeds from preferred stock                                       --                  9,666,667
 Proceeds from issuance of warrants                                  --                  1,000,000
 Distribution to stockholder                                         --                 (1,500,000)
 Deferred financing costs                                       (41,095)                (6,926,745)
                                                           ------------               ------------
      Net cash (used) provided by financing activities          (41,095)                22,228,421
                                                           ------------               ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            148,439                  8,269,300
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                 457,869                    130,551
                                                           ------------               ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                  $    606,308               $  8,399,851
                                                           ============               ============
SUPPLEMENTAL DISCLOSURES:
 Cash paid for-
  Interest                                                 $  5,019,158               $  2,824,601
                                                           ============               ============
  Income taxes                                             $         --               $         --
                                                           ============               ============

   The accompanying notes are an integral part of these financial statements.

                          FORMAN PETROLEUM CORPORATION
                                 JUNE 30, 1998


1.  Interim Financial Statements

The financial statements of the Company at June 30, 1998 and for the three and six-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, for the year ended December 31, 1997 contained in the Company's Form 10-K (file number 333-31375) filed with the Commission on March 31, 1998.

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

4. INCOME TAXES

As discussed in Note 3, the Company issued a second class of stock on June 3, 1997, effectively terminating its S Corporation election. As a result, the Company is subject to Federal and state income taxes for the results of operations subsequent to June 2, 1997. In addition, due to the termination of the Company's status as an S Corporation for federal income tax purposes, the Company was also required to establish a net deferred tax liability calculated at the applicable Federal and state tax rates resulting primarily from financial reporting and income tax reporting basis differences in oil and gas properties. Accordingly, a net deferred tax liability of $5,081,000 was accrued at June 3, 1997. The Company has a net deferred tax asset at June 30, 1998 that has been fully reserved due to the Company's operating losses.

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

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

General

    The following discussion is intended to assist in an understanding of the Company's historical financial position and the results of operations for the three-month and six-month periods ended June 30, 1998 and 1997. The financial statements of the Company at June 30, 1998 and for the three and six-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, for the year ended December 31, 1997 contained in the Company's Annual Report on Form 10-K (file number 333-31375) filed with the Commission on March 31, 1998. The Company's historical financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.


RESULTS OF OPERATIONS

    The following table sets forth certain operating information with respect to the oil and gas operations of the Company for the three-month and six-month periods ended June 30, 1998 and 1997:

                                                Three Months Ended              Six Months Ended
                                                     June 30,                        June 30,
                                           -----------------------------   -----------------------------
                                               1998            1997            1998            1997
                                           -------------   -------------   -------------   -------------
Sales:
  Oil (Bbls)                                     102,961          75,077         203,554         153,312
  Gas (Mcf)                                    1,374,295         439,161       2,554,908         995,409
  Oil and Gas (BOE)                              332,010         148,271         629,372         319,214

Sales Revenue:
  Total Oil Sales                             $1,263,309      $1,509,871      $2,672,380      $3,308,323
  Total Gas Sales                              3,215,267       1,016,056       6,013,754       2,954,131
                                              ----------      ----------      ----------      ----------
         Total Sales                          $4,478,576      $2,525,927      $8,686,134      $6,262,454

Average Sales Prices:
  Oil (per Bbl)                               $    12.27      $    20.11      $    13.13      $    21.58
  Gas (per Mcf)                               $     2.34      $     2.31      $     2.35      $     2.97
  Per BOE                                     $    13.49      $    17.04      $    13.80      $    19.62

Average Costs (per BOE):
  Severance Taxes                             $     0.44      $     1.18      $     0.48      $     0.95
  Lease operating expenses                    $     2.72      $     4.33      $     2.87      $     3.76
  General and Administrative Expenses         $     1.74      $     2.79      $     1.76      $     2.64
  Depreciation, depletion and amort.          $    44.22      $    13.84      $    27.38      $    11.26

     REVENUES - The following table reflects an analysis of differences in the Company's oil and gas revenues (expressed in thousands of dollars) between the three and six-month periods ended June 30, 1998 and the comparable periods in 1997:

                                      SECOND QUARTER      FIRST SIX MONTHS 1998
                                     1998 COMPARED TO       COMPARED TO FIRST
                                    SECOND QUARTER 1997       SIX MONTHS 1997
                                    -------------------    --------------------
Increase (decrease) in oil and
 gas revenues resulting from
 differences in:
Crude oil and condensate -
              Prices                     $ (807,338)             $(1,720,116)
              Production                    560,775                1,084,173
                                         ----------              -----------
                                           (246,563)                (635,943)
   Natural gas -
              Prices                         35,664               (1,568,589
              Production                  2,163,547                4,628,212
                                         ----------              -----------
                                          2,199,211                3,059,623
Increase (decrease) in oil and gas
  Revenues                               $1,952,648               $2,423,680
                                         ==========               ==========

     The Company's oil and gas revenues increased approximately $2.4 million, or 39% to $8.7 million for the six months ended June 30, 1998 from $6.3 million for the comparable period in 1997. Production levels for the six months ended June 30, 1998 increased 97% to 629 thousand barrels of oil equivalent ("MBOE") from 319 MBOE for the comparable period in 1997. Gas production volumes increased 157%, while oil volumes increased 33%. The Company's average sales prices (including hedging activities) for oil and natural gas for the six months ended June 30, 1998 were $13.13 per Bbl and $2.35 per Mcf versus $21.58 per Bbl and $2.97 per Mcf in the comparable 1997 period. Revenues increased $5.7 million due to the aforementioned production increases, and decreased by $3.3 million as a result of sharply lower oil and gas prices.

     For the quarter ended June 30, 1998 total oil and gas revenues increased $2.0 million over revenues for the second quarter of 1997. Oil production for the quarter ended June 30, 1998 was up 37% from the comparable quarter in 1997, and gas production between comparable periods was up 213%. Oil prices for the quarter ended June 30, 1998 declined 39%, to $12.27 per Bbl from $20.11 per Bbl from the second quarter of 1997. Gas prices rose slightly during the quarter ended June 30, 1998 to $2.34 per Mcf from $2.31 per Mcf for the second quarter of 1997.

     LEASE OPERATING EXPENSES - On a BOE basis, lease operating expenses experienced a 24% decrease, to $2.87 per BOE for the three months ended June 30, 1998 from $3.76 per BOE in the comparable 1997 period. For the first six months of 1998, lease operating expenses were up 50%, from $1,199,000 in 1997 to $1,806,000 in the comparable 1998 period. For the quarter ended June 30, 1998 lease operating expenses were 40% higher than the comparable quarter in 1997. The increases for the quarter ended June 30, 1998 and for the first six months of 1998 resulted primarily from the six producing wells which were added between the first half of 1997 and the first half of 1998. Two new wells were drilled and four non-producing wells were successfully worked over and put into production between the two periods.

     SEVERANCE TAXES- The effective severance tax rate as a percentage of oil and gas revenues decreased to 3.5% for the six months ended June 30, 1998 from 4.8% for the comparable period in 1997. For the quarter ended June 30, 1998 the effective tax rate decreased to 3.3% from 6.9% for the comparable quarter in 1997. This relatively low effective rate is attributable to the increased production from wells that have a state severance tax exemption under Louisiana's severance tax abatement program, combined with the fact that, on a value basis, the Company's production is approximately two-thirds natural gas, which is taxed at a lower effective rate than oil.

     GENERAL AND ADMINISTRATIVE EXPENSES - For the six months ended June 30, 1998 general and administrative ("G&A") expenses were $1.76 per BOE, a 33% decrease from the $2.64 per BOE for the first six months of 1997. For the first six months of 1998, G&A increased 31%, from $842,000 in 1997 to $1,105,000 in 1998. For the quarter ended June 30, 1998 G&A increased 39%, from $414,000 in 1997 to $ 576,000 in 1998, although the G&A per BOE during the same periods decreased 37%. The second quarter and first six months decreases in G&A per BOE in 1998 were due to increases in production during the periods as compared to the comparable periods for 1997. The increases in actual G&A expenses in the second quarter and six month periods ended June 30, 1998 were primarily the result of salary adjustments made during the second half of 1997, including the addition of a Chief Financial Officer, plus increased insurance costs directly attributable to a Directors and Officers insurance policy approved by the Board which became effective in December, 1997.

     DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE - For the six months ended June 30, 1998 depreciation, depletion and amortization ("DD&A") expense, before the write-down of the full cost pool during the second quarter of 1998 (see "FULL COST POOL WRITE-DOWN"), increased 44% over the comparable 1997 period. Including the write-down of the full cost pool, DD&A increased 379% between the first six months of 1997 and the first six months of 1998. For the quarter ended June 30, 1998, DD&A expense, before the write-down of the full cost pool, increased 29% over the comparable second quarter of 1997. Including the second quarter 1998 write-down of the full cost pool, DD&A increased 615% between the second quarter of 1997 and the second quarter of 1998. The write-down of the full cost pool was primarily attributable to significant price declines in oil and natural gas prices during 1998. Excluding the full cost pool write-down, the DD&A increases for both the second quarter and the first six months of 1998 are attributable to the Company's increased production and related future capital costs between the comparable periods for 1997 and 1998.

     On a BOE basis, which reflects the increases in production, the DD&A rate (before the write-down of the full cost pool) for the first six months of 1998 was $8.25 per BOE compared to $11.26 per BOE for the same period in 1997, a decrease of 27%. For the second quarter of 1998, DD&A per BOE (before the full cost pool write-down) was $7.95 compared to $13.84 for the comparable period in 1997, for a decrease of 43%. Including the full cost pool write-down, the DD&A rate was $27.38 per BOE for the first six months of 1998 and $44.22 per BOE for the second quarter of 1998.

     INTEREST EXPENSE - For the six months ended June 30, 1998 interest expense increased to $5.0 million from $2.8 million for the comparable 1997 period. This increase of $2.2 million in interest expense is due primarily to additional interest in 1998 relating to the issuance of the

Notes on June 3, 1997 (see LIQUIDITY AND CAPITAL RESOURCES). For the quarter ended June 30, 1998 interest expense increased $930,000 over the comparable second quarter of 1997. This increase was also the result of the additional interest due on the Notes as previously discussed.

     NET LOSS FROM OPERATIONS - Due to the factors described above, net loss from operations for the six months ended June 30, 1998 was $16.6 million, an increase of $14.2 million over the net loss of $2.4 million reported for the first six months of 1997. The net loss for the quarter ended June 30, 1998 increased $12.0 million, from $2.33 million in the second quarter of 1997 to $14.30 million during the second quarter of 1998. For both the three and six-month periods ended June 30, 1998, $12 million of the net loss from operations was due to the full cost ceiling write-down discussed above.

     INCOME TAX EXPENSE - The Company issued a second class of stock on June 3, 1997, effectively terminating its S Corporation election. As a result, the Company is subject to Federal and state income taxes for the results of operations subsequent to June 2, 1997. In addition, due to the termination of the Company's status as an S Corporation for federal income tax purposes, the Company was also required to establish a net deferred tax liability calculated at the applicable Federal and state tax rates resulting primarily from financial reporting and income tax reporting basis differences in oil and gas properties. Accordingly, a net deferred tax liability of $5,081,000 was accrued at June 3, 1997. The Company has a net deferred tax asset at June 30, 1998 that has been fully reserved due to the Company's operating losses.

LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL AND CASH FLOW - The Company had a working capital deficit at June 30, 1998 of $3.8 million. The Company believes that its cash on hand plus the expected cash flow from operations and available vendor financing will be sufficient to fund its working capital needs for 1998, although exploration and development projects have been deferred until additional financing is developed. If oil and gas prices were to significantly decline from the levels being received in August, 1998 the Company would likely need to complete an oil and gas asset sale prior to December 1, 1998 to meet its debt obligations. There can be no assurance that the Company would be able to conclude such a sale within this time frame (See additional discussion below).

     The Company will require additional financing to service its existing debt and to complete its planned capital expenditures in 1998 and 1999. Management has reviewed alternative sources of financing, including an initial public offering, to satisfy these requirements. The Company has postponed any initial public offering of equity until market conditions improve. At the beginning of the second quarter of 1998, the Company initiated a process to raise working capital by offering to sell an interest in the Company's oil and gas properties to one or more industry partners, along with a commitment by the partner(s) to participate in a representative number of the Company's exploration projects. This process is expected to be concluded by the end of the third quarter in 1998. There can be no assurance that the Company will be able to obtain this additional financing.

     The following summary table reflects comparative cash flows for the Company for the six-month periods ended June 30, 1998 and 1997:

                                                    SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------
                                                     1998               1997
                                                   --------          ---------
     Net cash provided by operating activities     $ 4,018           $  2,223
     Net cash (used) by investing activities        (3,829)           (16,182)
     Net cash provided by financing activities          41             22,228

     For the six months ended June 30, 1998 net cash provided by operating activities increased to $4.0 million from $2.2 million during the comparable period in 1997. This increase was primarily due to the Company's funding of interest expense on the Notes from funds escrowed for the interest payment due May 1, 1998.

     Cash used in investing activities decreased by $12.4 million, from $16.1 million during the first six months of 1997 to $3.8 million during the comparable period in 1998. This decrease was a result of decreased capital spending during the first six months of 1998 as compared to the same period in 1997.

     During the six months ended June 30, 1998 financing activities utilized cash flow of $41,000, as compared to $22.2 million of cash flow generated from financing activities during the comparable period in 1997. The decrease in cash provided by financing activities during 1998 was the result of no new borrowings by the Company during the first half of 1998.


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

     HEDGING ACTIVITIES - With the objective of achieving more predictable revenues and cash flows and reducing the exposure to fluctuations in oil and natural gas prices, the Company has entered into hedging transactions of various kinds with respect to both oil and natural gas. While the use of these hedging arrangements limits the downside risk of reverse price movements, it may also limit future revenues from favorable price movements. In January 1997, the Company entered into forward sales arrangements with respect to approximately 40% of its estimated net natural gas production in the Lake Enfermer Field through April 1997, at a weighted average price of approximately $3.18 per Mcf. At the same time, the Company hedged approximately 30% of its estimated net oil production through June 1997 at a weighted average price of $23.75 per Bbl. In October 1997, the Company entered into forward sales arrangements with respect to approximately 25% of its estimated net natural gas production in the Lake Enfermer Field through March 1998, at a weighted average price of approximately $3.19 per Mcf. In March, 1998 the Company entered into a forward sales arrangement with respect to approximately 32% of its net natural gas production in the Lake Enfermer Field for the six month period of April through October 1998, at a weighted price of approximately $2.34 per Mcf. The Company continuously reevaluates its hedging program in light of market conditions, commodity price forecasts, capital spending and debt service requirements. The Company may hedge additional volumes through the remainder of 1998 and into 1999 or it may determine from time to time to terminate its then existing hedging positions.

     FULL COST POOL WRITE-DOWN - The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the future gross revenue method based on the ratio of current gross revenue to total proved future gross revenues, computed based on current prices. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the present value (using a 10% discount rate) of estimated future net cash flow from proved oil and natural gas reserves, and the lower of cost and fair value of unproved properties after income tax effects, excess costs are charged to operations. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date even if oil or natural gas prices increase. The Company was required to write down its asset base at the end of the second quarter of 1998 due primarily to significant declines in oil and natural gas prices during 1998.

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

     RECENT ACCOUNTING PRONOUNCEMENTS - In June, 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

     The Company has not yet quantified the impact of adopting Statement 133 on its financial statements and has not determined the timing of or method of adoption of Statement 133. However, the Statement is unlikely to significantly increase volatility in earnings and other comprehensive income, since the Company does not currently have any derivative instruments as defined by Statement 133 and does not anticipate entering into material amounts of such investments in the future.

                                    PART II

Item 5.  Other Information

     OPERATIONAL ACTIVITIES - The Company has concentrated its efforts during the second quarter of 1998 on the process of selling a working interest to one or more industry partners in all of the Company's properties, including a commitment by the purchaser(s) to participate in drilling a representative selection of the Company's drilling projects. This process is continuing. The Company has received some offers to date, and expects additional offers to be tendered before a final decision is made.

     PREFERRED STOCK DIVIDEND - The Company declared a dividend payable on June 1, 1998 to the holders of record of the Series A Cumulative Preferred Stock payable at the rate of .0375 shares of Series A Cumulative Preferred Stock per share of Series A Cumulative Preferred Stock of the Company, or a total of 8,376 dividend shares.

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


                                     Forman Petroleum Corporation

Date: August 14, 1998                By: /s/ McLain J. Forman
                                         ----------------------------------
                                             McLain J. Forman
                                             Chairman of the board, Chief
                                             Executive Officer and President


                                     By: /s/ Marvin J. Gay
                                         -----------------------------------
                                             Marvin J. Gay
                                             Vice President and Treasurer