Form 10-Q
period 1998-09-30
FORMAN PETROLEUM CORP
filed 1998-11-13
CIK 1041635

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            -----------------------

                                   FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

               For the quarterly period ended September 30, 1998

                                       Or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                    For the transition period from        to


                       Commission file number 333-31375*

                            -----------------------


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

                              Yes [X]    No [ ]

As of November 10, 1998, there were 70,000 shares of the Registrant's Voting Common Stock, no par value, and 20,000 shares of the Registrant's Non-voting Common Stock, no par value, outstanding.


* The Commission file number refers to a Form S-4 Registration Statement filed by the Company under the Securities Act of 1933, which became effective September 26, 1997.

                          FORMAN PETROLEUM CORPORATION

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                               TABLE OF CONTENTS

                                     PART I

                                                                       Page No.

Item 1.  Financial Information:

           Balance Sheets as of September 30, 1998 and
           December 31, 1997                                               1

           Statement of Operations and Accumulated
           Deficit for the Three and Nine Month Periods
           Ended September 30, 1998 and September 30, 1997                 2

           Statement of Cash Flows for the Nine Month
           Periods Ended September 30, 1998 and
           September 30, 1997                                              3

           Notes to Financial Statements                                  4-7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           8-17

Item 3.    Quantitative and Qualitative Disclosures about Market Risk     18


                                    PART II

Item 1.    Legal Proceedings                                              19

Item 4.    Submission of Matters to a Vote of Security Holders            19

Item 5.    Other Information                                              19

Item 6.    Exhibits and Reports on Form 8-K                              20-21

Signatures                                                                22

                                     PART I


ITEM 1.  FINANCIAL INFORMATION


                          FORMAN PETROLEUM CORPORATION

                                 BALANCE SHEETS

                                                                                     September 30,        December 31,
                                                                                          1998                1997
                                                                                     ------------         -----------
                                                                                      (Unaudited)
                                       ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                           $  1,819,642        $    457,869
 Accounts receivable                                                                       99,356             597,991
 Oil and gas revenue receivable                                                         1,877,826           2,407,315
 Restricted cash                                                                                -           3,937,500
 Other assets                                                                              73,614              48,806
                                                                                     ------------        ------------
      Total current assets                                                              3,870,438           7,449,481
                                                                                     ------------        ------------
PROPERTY AND EQUIPMENT, at cost:
  Oil and gas properties, full cost method                                             80,819,760          77,029,339
  Other property and equipment                                                          1,766,526           1,650,793
                                                                                     ------------        ------------
                                                                                       82,586,286          78,680,132
 Less-accumulated depreciation, depletion and amortization                            (49,387,660)        (30,451,675)
                                                                                     ------------        ------------
      Net property and equipment                                                       33,198,626          48,228,457
                                                                                     ------------        ------------
OTHER ASSETS:
 Deferred financing costs
  (net of accumulated amortization)                                                     5,600,709           6,366,367
 Deferred charges                                                                         177,818             170,529
 Funds on deposit in escrow                                                               466,214             515,096
                                                                                     ------------        ------------             \
TOTAL ASSETS                                                                         $ 43,313,805        $ 62,729,930
                                                                                     ============        ============
                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                                              $3,150,952          $6,438,278
 Interest payable                                                                       3,149,970                   -
 Undistributed oil and gas revenues                                                     1,679,156           1,848,497
 Current portion of note payables                                                          13,992              13,992
                                                                                     ------------        ------------
      Total current liabilities                                                         7,994,070           8,300,767
                                                                                     ------------        ------------
Notes payable (long-term portion)                                                      68,238,401          68,013,552

Mandatorily redeemable Preferred Stock, no par value,
       1,000,000 authorized shares, 200,000 shares outstanding                         11,893,483          10,589,588

STOCKHOLDERS' DEFICIT:
 Common stock, no par value, authorized 1,000,000
  shares; issued and outstanding 90,000 shares                                              1,000               1,000
 Treasury stock                                                                               (10)                (10)
 Accumulated deficit                                                                  (44,813,139)        (24,174,967)
                                                                                     ------------        ------------
      Total stockholder's deficit                                                     (44,812,149)        (24,173,977)
                                                                                     ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                                          $ 43,313,805        $ 62,729,930
                                                                                     ============        ============

  The accompanying notes are an integral part of these financial statements.

                          FORMAN PETROLEUM CORPORATION

                            STATEMENTS OF OPERATIONS




                                                             Three Months Ended                      Nine Months Ended
                                                                 September 30,                         September 30,
                                                          ------------------------------------------------------------------
                                                             1998               1997              1998               1997
                                                          ---------          ---------         ----------         ----------
Revenues:
 Oil and gas sales                                      $ 3,749,790        $ 2,582,842       $ 12,435,924        $ 8,845,296
 Interest income                                              6,535            212,022            200,333            266,133
 Overhead reimbursements                                     18,192             13,094             56,103             48,259
 Other income                                                17,509             22,870              9,652             43,132
                                                        -----------        -----------       ------------        -----------
         Total revenues                                   3,792,026          2,830,828         12,702,012          9,202,820
                                                        -----------        -----------       ------------        -----------
Costs and expenses:
 Production taxes                                           139,379            126,593            442,606            430,240
 Lease operating expenses                                   931,339            720,831          2,737,323          1,919,510
 General and administrative expenses                        585,749            463,953          1,690,918          1,306,390
 Interest expense                                         2,493,023          2,446,986          7,512,181          5,271,587
 Full cost ceiling write-down                                     -                  -         12,039,831                  -
 Depreciation, depletion and amortization                 2,421,994          1,686,679          7,613,429          5,281,685
                                                        -----------        -----------       ------------        -----------
         Total expenses                                   6,571,484          5,445,042         32,036,288         14,209,412
                                                        -----------        -----------       ------------        -----------
Net loss from operations                                 (2,779,458)        (2,614,214)       (19,334,276)        (5,006,592)

Provision for income taxes                                        -           (882,069)                 -          3,863,931
                                                        -----------        -----------       ------------        -----------
Net loss                                                 (2,779,458)        (1,732,145)       (19,334,276)        (8,870,523)
Preferred stock dividends                                  (439,925)          (379,688)        (1,272,647)          (504,688)
                                                        -----------        -----------       ------------        -----------
Net loss attributable to common shares                  $(3,219,383)       $(2,111,833)      $(20,606,923)       $(9,375,211)
                                                        ===========        ===========       ============        ===========
Net loss per share                                          $(35.77)           $(23.46)          $(228.97)          $(104.17)
                                                            =======            =======           ========           ========
Weighted average shares outstanding                          90,000             90,000             90,000             90,000
                                                            =======            =======           ========           ========

UNAUDITED PRO FORMA DATA:
  Net loss from operations reported above               $(2,779,458)       $(2,614,214)      $(19,334,276)       $(5,006,592)
  Pro forma benefit for income taxes related to
   operations as an S Corp                                        -            967,259                  -          1,852,439
       Preferred stock dividends                           (439,925)           379,688         (1,272,647)           504,688
                                                        -----------        -----------       ------------        -----------
      Pro forma net loss                                $(3,219,383)       $(2,026,643)      $(20,606,923)       $(3,154,153)
                                                        ===========        ===========       ============        ===========
      Pro forma net loss per share                          $(35.77)           $(22.52)          $(228.97)           $(40.65)
                                                            =======            =======           ========           ========
  Weighted average shares outstanding                        90,000             90,000             90,000             90,000
                                                            =======            =======           ========           ========

   The accompanying notes are an integral part of these financial statements.

                          FORMAN PETROLEUM CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                            --------------------------------------
                                                                                1998                       1997
                                                                            -----------                -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                  $(19,334,276)               $(5,006,592)
 Adjustments to reconcile net loss to net cash provided
  by operating activities-
   Depreciation and amortization                                             19,653,260                  5,281,685
   Withdrawal from interest escrow account                                    3,978,147                  3,150,000
 Change in assets and liabilities-
  Decrease in oil and gas revenue receivable                                    529,489                  1,017,210
  Decrease (Increase) in accounts receivable                                    498,635                   (160,339)
  (Increase) Decrease in unbilled well costs and prepaids                       (65,456)                    22,111
  Increase in interest payable                                                3,149,970                          -
  (Decrease) Increase in accounts payable                                    (3,287,326)                 1,284,728
  (Decrease) in undistributed oil and gas revenues                             (169,341)                  (590,499)
  Decrease in due from affiliate                                                      -                    340,285
  Increase in notes payable                                                     224,849                          -
                                                                             ----------                -----------
      Net cash provided by operating activities                               5,177,951                  5,338,589
                                                                             ----------                -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to oil and gas properties                                         (3,790,421)               (23,945,213)
 Reduction of escrow account                                                     48,882                    366,874
 Purchase of other property and equipment                                      (115,733)                  (100,887)
                                                                             ----------                -----------
      Net cash used in investing activities                                  (3,857,272)               (23,679,226)
                                                                             ----------                -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                                                          -                 71,800,333
 Repayment of notes payable                                                           -                (43,589,943)
 Deposit into interest escrow account                                                 -                 (9,450,000)
 Proceeds from preferred stock                                                        -                  9,666,667
 Proceeds from issuance of warrants                                                   -                  1,000,000
 Distribution to stockholder                                                          -                 (1,500,000)
 Deferred financing costs                                                        41,094                 (7,063,449)
                                                                             ----------                -----------

      Net cash provided by financing activities                                  41,094                 20,863,608
                                                                             ----------                -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                     1,361,773                  2,522,971

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                 457,869                    130,551
                                                                             ----------                -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                    $1,819,642                 $2,653,522
                                                                             ==========                ===========
SUPPLEMENTAL DISCLOSURES:
Cash paid for-
  Interest                                                                   $4,791,488                $ 2,384,089
                                                                             ==========                ===========
Income taxes                                                                 $        -                $         -
                                                                             ==========                ===========


   The accompanying notes are an integral part of these financial statements.

                          FORMAN PETROLEUM CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1998 AND 1997


1.  INTERIM FINANCIAL STATEMENTS

The financial statements of the Company at September 30, 1998 and for the three and nine-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, for the year ended December 31, 1997 contained in the Company's Form 10-K (file number 333-31375) filed with the Commission on March 31, 1998.

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

The net proceeds to the Company from the Offerings were approximately $74.9 million. A portion of the net proceeds (approximately $9.5 million) was segregated into a capitalized interest account to pay interest on the Notes through June 1, 1998. The Company used the remaining net proceeds of the Offerings as follows: (i) approximately $35.2 million was used to repay all of the outstanding indebtedness (including accrued interest and associated fees) due under the Endowment Energy Partners ("EEP") and Endowment Energy Co-Investment Partnership ("EECIP") loans; (ii) approximately $10.5 million was used to repay all of the outstanding indebtedness (including accrued interest and associated fees) due under the Joint Energy Development Investments Limited Partnership loan; (iii) $2.6 million was used to purchase from EEP and EECIP a 7.5% overriding royalty interest in the Company's Lake Enfermer Field, Manila Village Field and Boutte Field; (iv) $5.0 million was used in connection with the Company's acquisition from Forman Petroleum Corporation II ("FPCII"), a company whose sole stockholder is McLain J. Forman (the Company's Chairman and principal stockholder), all of FPCII's interest in the Bayou Fer Blanc Field and the West Gueydan Field, of which $1.5 million was paid to FPCII, $1.0 million was used to pay bank debt and $2.5 million was used to pay trade payables to third parties; (v) Jefferies received a fee of $1.9 million for financial advisory services provided to the Company and also received a warrant to purchase 4,844 shares of Common Stock at the initial exercise price of $1.00 per share; and (vi) $0.9 million was used to pay expenses of the Offerings. The remaining net proceeds from the Offerings of $9.4 million were used for capital expenditures, working capital and other general corporate purposes.


4. INCOME TAXES

As discussed in Note 3, the Company issued a second class of stock on June 3, 1997, effectively terminating its S Corporation election. As a result, the Company is subject to Federal and state income taxes for the results of operations subsequent to June 2, 1997. In addition, due to the termination of the Company's status as an S Corporation for federal income tax purposes, the Company was also required to establish a net deferred tax liability calculated at the applicable Federal and state tax rates resulting primarily from financial reporting and income tax reporting basis differences in oil and gas properties. Accordingly, a net deferred tax liability of $5,081,000 was accrued at June 3, 1997. The Company has a net deferred tax asset at September 30, 1998 that has been fully reserved due to the Company's operating losses.

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

6. FORWARD-LOOKING STATEMENTS

The discussion of Liquidity and Capital Resources in Note 7 to these Financial Statements includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in Note 7 are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Company's expectations. Such risks and uncertainties include, but are not limited to, the timing and extent of changes in commodity process for oil and gas, the need to develop and replace reserves, environmental risks, drilling and operating risks, risks related to exploration and development, uncertainties about the estimates of reserves, competition, government regulations and the ability of the Company to meet its stated business goals, issues and problems which may develop as the Company continues to assess its Year 2000 readiness, as well as other risks and uncertainties discussed in the Company's filings with the Securities and Exchange Commission (the "Cautionary Statements"). The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.


7. LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit at September 30, 1998 of $4.1 million. The Company's realized oil and gas prices declined another 5% and 6.5%, respectively, from the second quarter of 1998 to the third quarter of 1998. During the same period, due in large part to the shut-in periods for inclement weather, oil production declined 6% and gas production declined 12%. The combination of these further declines in both prices and production during the third quarter of 1998 significantly reduced the Company's revenues from production, from $4.5 million in the second quarter of 1998 to $3.75 million in the third quarter of 1998. The Company projects that fourth quarter product prices will likely increase while production volumes remain relatively stable.

The Company believes that its cash on hand plus the expected normal cash flow from operations and available vendor financing will be not sufficient to fund its working capital needs for the remainder of 1998, even with the deferral of exploration and development projects. The Company's primary gas purchaser has agreed in writing to give the Company the right to receive advance payment for December, 1998 natural gas production in the Lake Enfermer Field on December 30, 1998, 30 days in advance of the scheduled payment date, for a fee not to exceed 1.5% of the payment amount. The estimated net value of this advance payment is approximately $1.3 million. The Company presently intends to exercise the right to receive the advance payment. With the advance payment, the Company anticipates that it will have the resources to meet its current interest payment obligations on the Notes on or before the expiration of the thirty-day grace period for such payment. The Company has not yet determined, however, whether to apply the advance payment toward the interest obligation on the Notes or for exploration and development projects.

The receipt of the advance payment for the December 1998 production mentioned above likely will negatively impact the Company's ability to make the next scheduled interest payment on the Notes due on June 1, 1999, as well as subsequent payments. During the third quarter of 1998, the Company attempted to raise working capital by offering to sell a working interest in the Company's oil and gas properties to one or more industry partners. The Company deemed the offers it received to be at unacceptably low prices.

As previously reported, the Company has now engaged CIBC Oppenheimer Corp. ("Oppenheimer") as the Company's exclusive financial advisor in connection with the possible financial recapitalization of the Company. In its capacity as financial advisor, Oppenheimer will investigate and evaluate such possibilities as negotiations with the bond holders to defer interest payments, property sales on an acceptable basis, conversion of some or all of the debt to equity, new third party equity investments, or some combination of the foregoing, as well as other recapitalization opportunities which may become available. There can be no assurance that the Company will actually conclude any financial recapitalization. In the absence of a satisfactory recapitalization, the Company anticipates that its liquidity problems will likely continue. The liquidity problems, if unresolved, may impact the Company's ability to make the June 1, 1999 interest payment on the Notes.

The foregoing discussion includes many forward looking statements which are subject to the risks and uncertainties noted above in "Forward-Looking Statements" which could cause the actual results to differ materially from the Company's expectations.

8. LEGAL PROCEEDINGS

As reported by the Company in the Current Report on Form 8-K filed on October 20, 1998 with the Securities and Exchange Commission, the Company filed a Complaint on Friday, October 16, 1998 against Jefferies & Company, Inc. ("Jefferies") in the United States District Court in and for the Eastern District of Louisiana. The Complaint asserts causes of action against Jefferies for breach of fiduciary duty, breach of contract, detrimental reliance, negligence, intentional misrepresentation, and negligent misrepresentation in connection with a 1997 debt and equity offering by the Company. The Company is seeking damages in an amount to be determined at trial. Although the Company is confident that the Complaint is well founded in law and fact, there can be no assurance that the Company will prevail in the lawsuit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

  The following discussion is intended to assist in an understanding of the Company's historical financial position and the results of operations for the three-month and nine-month periods ended September 30, 1998 and 1997. The financial statements of the Company at September 30, 1998 and for the three and nine-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, for the year ended December 31, 1997 contained in the Company's Annual Report on Form 10-K (file number 333-31375) filed with the Commission on March 31, 1998. The Company's historical financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.


RISK FACTORS

  A detailed discussion of risks and uncertainties which could affect the Company's future results and the forward looking statements contained in this report can be found in the "Item 1. Business Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
Those risks and uncertainties remain applicable to the Company's operations. In addition, the risks and uncertainties noted therein with respect to "Substantial Leverage", "Substantial Capital Requirements", and "Technological Changes" are supplemented by the additional risks and uncertainties with respect to liquidity and Year 2000 readiness noted in the "Management Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources" section of this report.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to the discussions of Liquidity and Capital Resources and Year 2000 Disclosure, includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
All statements other than statements of historical fact included in the discussions are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Company's expectations. Such risks and uncertainties include, but are not limited to, the timing and extent of changes in commodity process for oil and gas, the need to develop and replace reserves, environmental risks, drilling and operating risks, risks related to exploration and development, uncertainties about the estimates of reserves, competition, government regulations and the ability of the Company to meet its stated business goals, issues and problems which may develop as the

Company continues to assess its Year 2000 readiness, as well as other risks and uncertainties discussed in this and the Company's other filings with the Securities and Exchange Commission (the "Cautionary Statements"). The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

RESULTS OF OPERATIONS

  The following table sets forth certain operating information with respect to the oil and gas operations of the Company for the three-month and nine-month periods ended September 30, 1998 and 1997:



                                                        Three Months Ended                        Nine Months Ended
                                                           September 30,                            September 30,
                                                    ----------------------------           -----------------------------
                                                        1998                1997               1998              1997
                                                    ----------         ----------          ----------         ----------
Sales:
       Oil (Bbls)                                       96,776             77,888            300,330            231,200
       Gas (Mcf)                                     1,200,635            469,536          3,755,543          1,464,945
       Oil and Gas (BOE)                               296,882            156,144            926,254            475,358

Sales Revenue:
 Total Oil Sales                                    $1,129,818         $1,403,310        $ 3,802,198         $4,522,382
 Total Gas Sales                                     2,619,972          1,179,532          8,633,726          4,133,663
                                                     ---------          ---------         ----------          ---------
         Total Sales                                $3,749,790         $2,582,842        $12,435,924         $8,656,045

Average Sales Prices:
 Oil (per Bbl)                                          $11.67             $18.02             $12.66             $19.56
 Gas (per Mcf)                                           $2.18              $2.51              $2.30              $2.82
 Per BOE                                                $12.63             $16.54             $13.43             $18.21

Average Costs (per BOE):
 Severance Taxes                                         $0.47              $0.81              $0.48              $0.91
 Lease operating expenses                                $3.14              $4.62              $2.96              $4.04
 General and Administrative Exp.                         $1.97              $2.97              $1.83              $2.75
 Depreciation, depletion and amort.                      $8.16             $10.80             $21.22             $18.61

     REVENUES - The following table reflects an analysis of differences in the Company's oil and gas revenues (expressed in thousands of dollars) between the three and nine-month periods ended September 30, 1998 and the comparable periods in 1997:


                                                          Third Quarter          First Nine Months 1998
                                                         1998 Compared to           Compared to First
                                                        Third Quarter 1997          Nine Months 1997
                                                        ------------------       ---------------------
Increase (decrease) in oil and gas
Revenues resulting from differences in:
Crude oil and condensate -
                      Prices                                 $ (613,798)             $(2,072,400)
                      Production                                340,306                1,352,216
                                                             ----------              -----------
                                                               (273,492)                (720,184)
Natural gas -
                      Prices                                   (396,170)              (1,963,361)
                      Production                              1,836,610                6,463,424
                                                             ----------              -----------
                                                              1,440,440                4,500,063
Increase (decrease) in oil and gas
   Revenues                                                  $1,166,948              $ 3,779,879
                                                             ==========              ===========

          The Company's oil and gas revenues increased approximately $3.8 million, or 44% to $12.4 million for the nine months ended September 30, 1998 from $8.7 million for the comparable period in 1997. Production levels for the nine months ended September 30, 1998 increased 95% to 926 thousand barrels of oil equivalent ("MBOE") from 475 MBOE for the comparable period in 1997. During the first nine months of 1998, gas production volumes increased 157%, while oil volumes increased 30% over the comparable 1997 period. The Company's average sales prices (including hedging activities) for oil and natural gas for the nine months ended September 30, 1998 were $12.66 per Bbl and $2.30 per Mcf versus $19.56 per Bbl and $2.82 per Mcf in the comparable 1997 period. During the first nine months of 1998 revenues increased $7.8 million due to the aforementioned production increases, and decreased by $4.0 million as a result of sharply lower oil and gas prices compared to the comparable 1997 period.

          For the quarter ended September 30, 1998, total oil and gas revenues increased $1.2 million over revenues for the third quarter of 1997. Oil production for the quarter ended September 30, 1998 was up 24% from the comparable quarter in 1997, and gas production between comparable periods was up 156%. Oil prices for the quarter ended September 30, 1998 declined 35%, to $11.67 per Bbl from $18.02 per Bbl from the third quarter of 1997. Gas prices also declined during the quarter ended September 30, 1998 to $2.18 per Mcf from $2.51 per Mcf for the third quarter of 1997.

     LEASE OPERATING EXPENSES - On a BOE basis, lease operating expenses experienced a 32% decrease, to $3.14 per BOE for the three months ended September 30, 1998 from $4.62 per BOE in the comparable 1997 period. For the first nine months of 1998, lease operating expenses per BOE were down 27%, from $4.04 per BOE in 1997 to $2.96 in the comparable 1998 period. For the quarter ended September 30, 1998, lease operating expenses were 29% higher than the comparable quarter in 1997. The increases for the quarter ended September 30, 1998 and for the first nine months of 1998 resulted primarily from the nine producing wells that were added between the third quarter of 1997 and the third quarter of 1998. Two new wells were drilled and four non-producing wells were successfully worked over and put into production between the two periods.

     SEVERANCE TAXES - The effective severance tax rate as a percentage of oil and gas revenues decreased to 3.6% for the nine months ended September 30, 1998 from 5.0% for the comparable period in 1997. For the quarter ended September 30, 1998 the effective tax rate decreased to 3.7% from 4.9% for the comparable quarter in 1997. This relatively low effective rate is attributable to the increased production from wells that have a state severance tax exemption under Louisiana's severance tax abatement program, combined with the fact that, on a value basis, the Company's production is approximately two-thirds natural gas, which is taxed at a lower effective rate than oil.



     GENERAL AND ADMINISTRATIVE EXPENSES - For the nine months ended September 30, 1998 general and administrative ("G&A") expenses were $1.83 per BOE, a 33% decrease from the $2.75 per BOE for the first nine months of 1997. For the first nine months of 1998, G&A increased 29%, from $1,306,000 in 1997 to $1,691,000 in
1998. For the quarter ended September 30, 1998 G&A increased 26%, from $464,000 in 1997 to $ 586,000 in 1998, although the G&A per BOE during the same periods decreased 34%. The third quarter and first nine months decreases in G&A per BOE in 1998 were due to increases in production during the periods as compared to the comparable periods for 1997. The increases in actual G&A expenses in the third quarter and nine month periods ended September 30, 1998 were primarily the result of salary adjustments made during the first nine months of 1998, including the addition of a Chief Financial Officer, plus increased insurance costs directly attributable to a Directors and Officers insurance policy approved by the Board which became effective in December, 1997.

     DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE - For the nine months ended September 30, 1998 depreciation, depletion and amortization ("DD&A") expense, before the write-down of the full cost pool during the second quarter of 1998 (see "FULL COST POOL WRITE-DOWN"), increased 44% over the comparable 1997 period. Including the write-down of the full cost pool, DD&A increased 272% between the first nine months of 1997 and the first nine months of 1998. For the quarter ended September 30, 1998, DD&A expense increased 44% over the comparable third quarter of 1997. Excluding the full cost pool write-down which occurred during the second quarter of 1998, the DD&A increases for both the third quarter and the first nine months of 1998 are attributable to the Company's increased production and related future capital costs between the comparable periods for 1997 and 1998.

     On a BOE basis, which reflects the increases in production, the DD&A rate (before the write-down of the full cost pool) for the first nine months of 1998 was $8.22 per BOE compared to $11.11 per BOE for the same period in 1997, a decrease of 26%. For the third quarter of 1998, DD&A per BOE was $8.16 compared to $10.80 for the comparable period in 1997, for a decrease of 25%. Including the full cost pool write-down, the DD&A rate was $21.22 per BOE for the first nine months of 1998.

     INTEREST EXPENSE - For the nine months ended September 30, 1998 interest expense increased to $7.5 million from $5.3 million for the comparable 1997 period. This increase of $2.2 million in interest expense is due primarily to additional interest in 1998 relating to the issuance of the Notes on June 3, 1997 (see LIQUIDITY AND CAPITAL RESOURCES). For the quarter ended September 30, 1998, interest expense increased $46,000 over the comparable third quarter of 1997. This increase was also the result of the additional interest due on the Notes as previously discussed.

     NET LOSS FROM OPERATIONS - Due to the factors described above, net loss from operations for the nine months ended September 30, 1998 was $19.3 million, an increase of $14.3 million over the net loss of $5.0 million reported for the first nine months of 1997. The net loss for the quarter ended September 30, 1998 increased $165,000, from $2.61 million in the third quarter of 1997 to $2.78 million during the third quarter of 1998. For nine-month period ended September 30, 1998, $12 million of the net loss from operations was due to the full cost ceiling write-down discussed above.

     INCOME TAX EXPENSE - The Company issued a second class of stock on June 3, 1997, effectively terminating its S Corporation election. As a result, the Company is subject to Federal and state income taxes for the results of operations subsequent to June 2, 1997. In addition, due to the termination of the Company's status as an S Corporation for federal income tax purposes, the Company was also required to establish a net deferred tax liability calculated at the applicable Federal and state tax rates resulting primarily from financial reporting and income tax reporting basis differences in oil and gas properties. Accordingly, a net deferred tax liability of $5,081,000 was accrued at June 3, 1997. The Company has a net deferred tax asset at September 30, 1998 that has been fully reserved due to the Company's operating losses.

LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL AND CASH FLOW - The Company had a working capital deficit at September 30, 1998 of $4.1 million. The Company's realized oil and gas prices declined another 5% and 6.5%, respectively, from the second quarter of 1998 to the third quarter of 1998. During the same period, due in large part to the shut-in periods for inclement weather, oil production declined 6% and gas production declined 12%. The combination of these further declines in both prices and production during the third quarter of 1998 significantly reduced the Company's revenues from production, from $4.5 million in the second quarter of 1998 to $3.75 million in the third quarter of 1998. The Company projects that fourth quarter product prices will likely increase while production volumes remain relatively stable.

     The Company believes that its cash on hand plus the expected normal cash flow from operations and available vendor financing will be not sufficient to fund its working capital needs for the remainder of 1998, even with the deferral of exploration and development projects. The Company's primary gas purchaser has agreed in writing to give the Company the right to receive advance payment for December, 1998 natural gas production in the Lake Enfermer Field on December 30, 1998, 30 days in advance of the scheduled payment date, for a fee not to exceed 1.5% of the payment amount. The estimated net value of this advance payment is approximately $1.3 million. The Company presently intends to exercise the right to receive the advance payment. With the advance payment, the Company anticipates that it will have the resources to meet its current interest payment obligations on the Notes on or before the expiration of the thirty-day grace period for such payment. The Company not yet determined, however, whether to apply the advance payment toward the interest obligation on the Notes or for exploration and development projects.

     The receipt of the advance payment for the December 1998 production mentioned above likely will negatively impact the Company's ability to make the next scheduled interest payment on the Notes due on June 1, 1999, as well as subsequent payments. During the third quarter of 1998, the Company attempted to raise working capital by offering to sell a working interest in the Company's oil and gas properties to one or more industry partners. The Company deemed the offers it received to be at unacceptably low prices.

     As previously reported, the Company has now engaged CIBC Oppenheimer
Corp. ("Oppenheimer") as the Company's exclusive financial advisor in connection with the possible financial recapitalization of the Company. In its capacity as financial advisor, Oppenheimer will investigate and evaluate such possibilities as negotiations with the bond holders to defer interest payments, property sales on an acceptable basis, conversion of some or all of the debt to equity, new third party equity investments, or some combination of the foregoing, as well as other recapitalization opportunities which may become available. There can be no assurance that the Company will actually conclude any financial recapitalization. In the absence of a satisfactory recapitalization, the Company anticipates that its liquidity problems will likely continue. The liquidity problems, if unresolved, may impact the Company's ability to make the June 1, 1999 interest payment on the Notes.

    The foregoing discussion includes many forward looking statements which are subject to the risks and uncertainties noted above in "Forward-Looking Statements" which could cause the actual results to differ materially from the Company's expectations.

     The following summary table reflects comparative cash flows for the Company for the nine-month periods ended September 30, 1998 and 1997:

                                                            Nine Months Ended
                                                               September 30,
                                                            ------------------
                                                              1998       1997
                                                            -------     ------
     Net cash provided by operating activities              $ 5,178   $  5,339
     Net cash (used) by investing activities                 (3,857)   (23,679)
     Net cash provided by financing activities                   41     20,864



     For the nine months ended September 30, 1998 net cash provided by operating activities decreased to $5.2 million from $5.3 million during the comparable period in 1997.

     Cash used in investing activities decreased by $19.8 million, from $23.7 million during the first nine months of 1997 to $3.9 million during the comparable period in 1998. This decrease was a result of decreased capital spending during the first nine months of 1998 as compared to the same period in 1997.

     During the nine months ended September 30, 1998 financing activities provided cash flow of $41,000 as compared to $20.9 million of cash flow generated from financing activities during the comparable period in 1997. The decrease in cash provided by financing activities during 1998 was the result of no new borrowings by the Company during the first nine months of 1998.

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

     HEDGING ACTIVITIES - With the objective of achieving more predictable revenues and cash flows and reducing the exposure to fluctuations in oil and natural gas prices, the Company has entered into hedging transactions of various kinds with respect to both oil and natural gas. While the use of these hedging arrangements limits the downside risk of reverse price movements, it may also limit future revenues from favorable price movements. In January 1997, the Company entered into forward sales arrangements with respect to approximately 40% of its estimated net natural gas production in the Lake Enfermer Field through April 1997, at a weighted average price of approximately $3.18 per Mcf. At the same time, the Company hedged approximately 30% of its estimated net oil production through June 1997 at a weighted average price of $23.75 per Bbl. In October 1997, the Company entered into forward sales arrangements with respect to approximately 25% of its estimated net natural gas production in the Lake Enfermer Field through March 1998, at a weighted average price of approximately $3.19 per Mcf. Starting in March, 1998 the Company entered into forward sales arrangements for the months, volumes and prices as indicated in the following table:

                                   PERCENT OF   PRICE PER
  MONTH                 YEAR       PRODUCTION      MCF
---------------------------------------------------------
  April                 1998          33.3%      $2.34
  May                   1998          48.4%      $2.45
  June                  1998          50.0%      $2.45
  July                  1998          66.1%      $2.39
  August                1998          48.4%      $2.37
  September             1998          55.0%      $2.23
  October               1998          53.2%      $2.24
  November              1998          64.5%      $2.36
  December              1998          48.4%      $2.69
  January               1999          24.2%      $2.75
  February              1999          26.8%      $2.64
  March                 1999          24.2%      $2.48

The Company continuously reevaluates its hedging program in light of market conditions, commodity price forecasts, capital spending and debt service requirements. The Company may hedge additional volumes through the remainder of 1998 and into 1999 or it may determine from time to time to terminate its then existing hedging positions.

     RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative

Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

     DISTRICT COURT COMPLAINT - The Company filed a Complaint on Friday, October 16, 1998 against Jefferies & Company, Inc. ("Jefferies") in the United States District Court in and for the Eastern District of Louisiana. The Complaint asserts causes of action against Jefferies for breach of fiduciary duty, breach of contract, detrimental reliance, negligence, intentional misrepresentation, and negligent misrepresentation in connection with a 1997 debt and equity offering by the Company. The Company is seeking damages in an amount to be determined at trial. Although the Company is confident that the Complaint is well founded in law and fact, there can be no assurance that the Company will prevail in the lawsuit.

     YEAR 2000 DISCLOSURE - In August, 1998, the Securities and Exchange commission issued a release that included guidance for Year 2000 ("Y2K") disclosure in the MD&A portion of periodic filings under the securities Exchange Act of 1934, as amended. In accordance with this release, the following information is provided relating to the Company's Y2K issues:


    1. Readiness - The Company has reviewed the status of all of its information technology ("IT") systems and has either received certification from third-party vendors and/or certified to its satisfaction that these IT systems are Y2K compatible. Concerning the Company's non-IT systems, the Company is currently assessing the extent to which any such non-IT systems may exist within the Company's operations and whether such systems are Y2K compatible. Completion of this assessment is scheduled to be completed by year-end 1998. Following completion of this assessment, the Company will determine the most cost-effective method of bringing all such non-IT systems into compliance. This process is scheduled to be completed by the end of the first quarter, 1999.

       The Company has, to date, identified only one third party issue that would have a direct material effect and must, therefore, be clarified. This issue involves the oil and natural gas pipeline companies where they are the sole pipeline within a producing field for delivery of the Company's oil or natural gas. The Company is preparing an appropriate questionnaire for these third parties and will assess each third party's respective readiness based on the responses to these questionnaires. The Company can provide no assurance that the Company's key suppliers and customers have, or will have, technology systems, information technology systems, and products that are Y2K compliant. Any Y2K compliance problems facing such key suppliers and customers could have a material adverse effect on the Company's business, financial condition, and results of operations.

    2. Cost to Address Company's Y2K Issues - The Company has not incurred any material costs to date related to Y2K issues, and at this time it does not anticipate any material costs will be incurred to fix as yet unidentified Y2K issues. The costs of these projects and the dates on which the Company plans to complete modifications and replacements are based on management's' best estimates, the estimates of any third-party specialists who assist the Company, the modification plans of third parties and other factors. However, these estimates of future Y2K-related costs may change when the assessments of non-IT systems and third party issues are completed, and actual results could differ materially from those estimates.

    3. Risks - The Company's most reasonably likely worst case Y2K scenario at this time would be that one or more of the oil or natural gas pipelines serving the Company's producing properties would be unable to continue to take delivery of oil or natural gas produced by the Company due to a Y2K problem within a third party's pipeline system. The third party questionnaire described in Item 1 above is intended to determine the extent of this risk and the alternatives available to reduce or eliminate this risk. While the Company believes the likelihood of the above occurring to be low, there can be no assurance that the Company will not be materially adversely affected by Y2K problems.


    4. Contingency Plans - The Company presently does not have a contingency plan. The development of a contingency plan to handle the most reasonably likely worst case Y2K scenario is dependent upon the completion of the assessments of the non-IT systems and the third party questionnaires. The Company currently expects to have such a contingency plan in place by the end of the second quarter of 1999. When completed, it is intended that the Company's written Y2K contingency plan will include identified "point persons" to contact in the event of a Y2K problem, as well as the availability of back-up systems. Due to the nature of the open issues at this time, which involve only non-IT systems and third party issues, the Company does not currently anticipate the need for any third party consultants for remediation efforts.

    The foregoing discussion includes many forward looking statements which are subject to the risks and uncertainties noted above in "Forward-Looking Statements" which could cause the actual results to differ materially from the Company's expectations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS


     Reference is made to "PART I - FINANCIAL INFORMATION, Item 1. Financial Statements, Note 8, Legal Proceedings", which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  UNANIMOUS WRITTEN CONSENT OF SOLE STOCKHOLDER - The following actions were taken by unanimous written consent of the sole stockholder on October 9, 1998:

          Revision of the Company's Bylaws - The Company's Bylaws were revised to delete the requirement that Directors of the Company must be stockholders and to add a provision permitting the election of Directors by written consent of the stockholders as an additional exception to the provision in the Bylaws that Directors shall be elected at the annual meeting of the stockholders.

          Ratification of Actions of Board - All actions taken by the Board of Directors of the Company during periods when individuals who were not stockholders served on the Board of Directors were ratified.

          Election of a New Board of Directors - The following individuals were elected as Directors of the Company, to serve until the next annual meeting of the stockholders or until their successors are duly elected and have qualified:

          McLain J. Forman (Re-elected)
          Randolph R. Birkman (Re-elected)
          Marvin J. Gay (Re-elected)
          Harold C. Block (Re-elected)
          Michael A. Habetz (Re-elected)
          Michael H. Price (Elected)

ITEM 5.  OTHER INFORMATION

     PREFERRED STOCK DIVIDEND - The Company declared a dividend payable on September 1, 1998 to the holders of record of the Series A Cumulative Preferred Stock payable at the rate of .0375 shares of Series A Cumulative Preferred Stock per share of Series A Cumulative Preferred Stock of the Company, or a total of 8,799 dividend shares.

     RESIGNATION OF DIRECTOR - Pursuant to correspondence dated November 11, 1998, Mr. Randolph R. Birkman resigned as Director effectively immediately. Mr. Birkman cited, among other things, what he perceived as a conflict of interest in connection with the possible recapitalization of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS - The following instruments and documents are included as Exhibits to this Form 10-Q. Exhibits incorporated by reference are so indicated by parenthetical information:

EXHIBIT NO.          EXHIBIT
----------           -------

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

27           Financial Data Schedule

99.1 Press Release (regarding engagement of CIBC Oppenheimer Corp.)(filed as Exhibit 99.1 to the Current Report on Form 8-K filed on October 20, 1998)

99.2 Complaint against Jefferies & Company, Inc. filed on October 16, 1998 in the United States District Court in and for the Eastern District of Louisiana (filed as Exhibit 99.2 to the Current Report on Form 8-K filed on October 20, 1998)

99.3 Press Release (regarding lawsuit against Jefferies & Company, Inc.)(filed as Exhibit 99.3 to the Current Report on Form 8-K filed on October 20, 1998)

(B)  REPORTS ON FORM 8-K

             1. Current Report on Form 8-K dated October 20, 1998 reporting the engagement of CIBC Oppenheimer Corp.

             2. Current Report on Form 8-K dated October 20, 1998 reporting the Complaint filed against Jefferies & Company, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Forman Petroleum Corporation


Date: November 14, 1998                   By: /s/ McLain J. Forman
                                             -----------------------------
                                             McLain J. Forman
                                             Chairman of the Board, Chief
                                             Executive Officer and President


                                          By: /s/ Marvin J. Gay
                                             -----------------------------
                                             Marvin J. Gay
                                             Vice President and Treasurer