Form 10-K405
period 1998-12-31
FORMAN PETROLEUM CORP
filed 1999-03-31
CIK 1041635

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 1998
                                       Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the transition period from        to

                       COMMISSION FILE NUMBER 333-31375*


                         FORMAN PETROLEUM CORPORATION
            (Exact name of registrant as specified in its charter)

                                   LOUISIANA
                         (State or other jurisdiction
                       of incorporation or organization)

                        650 POYDRAS STREET - SUITE 2200
                       New Orleans, Louisiana 70130-6101
                        (Address of principal executive
                              offices)(Zip Code)

                                  72-0954774
                     (I.R.S. Employer Identification No.)

                                (504) 586-8888
                        (Registrant's telephone number
                             including area code)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 23, 1999, there were 76,800 shares of the Registrant's Voting Common Stock, no par value, and 13,200 shares of the Registrant's Non-voting Common Stock, no par value, outstanding.

* The Commission file number refers to a Form S-4 Registration Statement filed by the Registrant under the Securities Act of 1933, which became effective September 26, 1997.

                           FORMAN PETROLEUM CORPORATION

                  FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS


PART I.....................................................................   1
ITEM 1.  BUSINESS..........................................................   1
ITEM 2.  PROPERTIES........................................................  14
ITEM 3.  LEGAL PROCEEDINGS.................................................  16
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  16
PART II....................................................................  16
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS............................................................  16
ITEM 6. SELECTED FINANCIAL AND OPERATING DATA..............................  17
ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS..............................................  18
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........  25
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................  26
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE...............................................  26
PART III...................................................................  26
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................  26
ITEM 11. EXECUTIVE COMPENSATION............................................  27
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....  29
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................  30
PART IV....................................................................  31
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...  31

                                     PART I

ITEM 1.    BUSINESS

OVERVIEW

     Forman Petroleum Corporation (the "Company") is an independent energy company engaged in the acquisition, exploration, development, exploitation and production of crude oil and natural gas. The Company and its predecesors have conducted acquisition, exploration, development and production operations in the Gulf Coast Basin since 1960, which gives the Company extensive geological, geophysical, engineering and operational expertise in this area. As of December 31, 1998, the Company had estimated proved reserves of approximately 14.6 Bcf of natural gas and 1.53 MMBbls of oil, or an aggregate of approximately 3.96 MMBOE, with a present value of estimated pre-tax future net cash flows of $19.2 million (based upon prices at December 31, 1998).

     Since 1991, the Company has acquired five fields onshore in south Louisiana. These fields have cumulative production of approximately 154 MMBoe and contain complex geologic structures that are well suited to 3-D seismic surveys and interpretation to identify potential reserves. Since 1994, the Company has acquired and processed over 74 square miles of 3-D seismic data over four of these fields from which the Company has identified additional exploitation, development and exploration prospects.

     Since 1991, the Company has experienced considerable growth with proved reserves and present value increasing from 1.8 MMBoe and $13.7 million, respectively, at September 30, 1991 to 3.96 MMBoe and $19.2 million, respectively, at December 31, 1998. On a Boe basis, 75% of the Company's reserves are classified as proved developed and the Company's reserve to production ratio was 3.25 years as of December 31, 1998. The Company operates four of the five fields where it is actively exploring for and developing oil and natural gas reserves. The Company owns a weighted average working interest of 91% in the four fields it operates, which enables the Company to control the timing and implementation of all exploitation and exploration activities in those fields. In the remaining field, the Company has a 50% working interest in a well being drilled by another operator.

     The Company believes that it can identify new drilling opportunities in its fields by combining 3-D seismic survey data with other technologies, including CAEX technology, as well as other available geological and engineering data. The Company's advanced visualization and data analysis techniques and sophisticated computing resources enable its geoscientists to view collectively large volumes of information contained within the 3-D seismic data. These techniques and resources also allow the Company's geoscientists to more easily identify features such as shallow and deep amplitude anomalies, complex channel systems, sharp structural details and fluid contacts, which might have been overlooked using less sophisticated 3-D seismic data interpretation techniques. The Company has made a significant investment in its 3-D seismic data visualization technology, which is closely linked with the Company's well-log database and other geoscience application software. The Company uses a series of Microsoft NT workstations, and has licensed Seismic Micro-Technology's Kingdom software for interpreting the geophysical data on the 3-D workstations, as well as for analysis, mapping and interpretation of geological data.

     The Company's technological success is dependent in part upon hiring and retaining highly skilled technical personnel. The Company has assembled a technical team that it believes has the capacity to adapt to the rapidly changing technological demands in the field of oil and natural gas exploration. This team consists of seven geoscientists and engineers with an average of 25 years industry experience, primarily concentrated in the Gulf Coast region. The expertise of the Company's team of geoscientists and engineers reduces its dependence on outside technical consultants and enables the Company to internally generate substantially all of its prospects.

RECENT DEVELOPMENTS

     The Company has experienced financial difficulties since the sale in 1997 of the Company's 13.5% Senior Secured Notes due 2004 (the "13.5% Notes") and the Company's Series A Cumulative Convertible Preferred Stock (the "Preferred Stock"). As previously reported, the Company engaged CIBC Oppenheimer Corp ("Oppenheimer") on October 16, 1998 as the Company's exclusive financial advisor in connection with the possible debt restructuring or recapitalization of the Company (the "Restructuring").

     The Company's financial difficulties are serious. On December 30, 1998, the Company announced the nonpayment of the December 1, 1998 installment of interest due on the 13.5% Notes within the thirty-day grace period provided for such payments. The Company does not presently have the funds to make the December 1, 1998 interest installment on the 13.5% Notes and does not anticipate having sufficient funds to do so at any time in the near future. In fact, pending the Restructuring, the Company intends to continue to use available funds for exploration and development projects. On March 10, 1999, the Trustee declared an Event of Default under the Indenture with respect to the 13.5% Notes as a result of the nonpayment of the December 1, 1998 interest installment and declared the unpaid principal and accrued and unpaid interest on the 13.5% Notes to be due and payable. Certain holders of the 13.5% Notes have requested that the Trustee withdraw the notice of acceleration. There can be no assurance that the Trustee will withdraw the notice or that the Trustee will not pursue available remedies under the Indenture arising upon an Event of Default, including but not limited to filing suit against the Company to recover the whole amount of principal and interest.

     The Company's financial difficulties have also seriously impaired its ability to make the capital investments necessary to maintain or expand its asset base of oil and natural gas reserves. The Company has previously used funds that would otherwise have been available to pay a portion of the December 1, 1998 interest installment for two exploration and development projects. The first project was the drilling and successful completion of a gas well in the Boutte Field. The second project was a well in the West Gueydan Field being drilled by another operator in which the Company has a 50% working interest. Expenditures in connection with these two projects through March 30, 1999 were $1.7 million, with additional related expenditures of $2.6 million expected over the balance of 1999. Three additional wells in other fields at an aggregate estimated cost of $6.2 million have been scheduled by the Company for drilling in 1999, pending the results of the Restructuring.

     The foregoing uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The Company is continuing in its efforts to negotiate a Restructuring. It is the Company's policy, absent unusual circumstances, not to comment publicly on discussions concerning proposals that may be considered or transactions that may be pending with respect to the Restructuring. The Company also intends, absent unusual circumstances, to refrain from making any further announcements or reports with respect to the Restructuring unless and until a definitive agreement has been executed by the Company with respect to a transaction in connection with the Restructuring. There can be no assurance that the Company will consummate any transactions in connection with the Restructuring. If the Restructuring is not completed, the Company may be forced to restructure the Company's outstanding obligations within a Chapter 11 bankruptcy filing.

     The foregoing discussion includes many forward looking statements which are subject to the risks and uncertainties noted in "Forward-Looking Statements" which could cause the actual results to differ materially from the Company's expectations.

BUSINESS STRATEGY

     The Company's business strategy is to expand its proven reserves, production and cash flow through a disciplined technology-based program of exploitation and exploration for crude oil and natural gas, emphasizing the following key competitive strengths:

     Control of Critical Exploration Functions - The Company owns substantially all of the working interests in its fields and is the operator of four of the five fields where it is actively exploring for and developing oil and natural
gas reserves.   Controlling operations is a crucial element in the strategy of the Company, since it allows the Company to control the critical functions in the exploration and exploitation process. This has enabled the Company to manage the land permitting and seismic option process; design the seismic surveys to ensure optimum results; supervise the data acquisition and processing; integrate and interpret the 3-D data with existing 2-D and subsurface geological data; select well sites; and design and drill wells to exploit identified prospective reserves. The Company is unable to control the operation in the remaining field, where it has a 50% working interest in a well being drilled by another operator.

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

     Inventory of Exploratory Drilling Prospects - In addition to proved undeveloped reserves, the Company has an inventory of what it believes are significant unproven exploratory prospects. These exploratory prospects have been identified through the application of 3-D seismic technology in the Company's Lake Enfermer Field, Bayou Fer Blanc Field, West Gueydan and Manila Village Fields. During the past year, third party petroleum engineering firms completed an extensive review of the Company's geological and geophysical interpretations of the Company's unproved exploratory prospects. The Company believes that additional exploratory prospects will be identified as soon as a 3-D survey has been completed at the Boutte Field.

     Geographic Specialization - The Company focuses its operations in the environmentally sensitive coastal marshlands of south Louisiana. The Company's reputation for preserving the integrity of these marshlands and its years of experience in this area have enabled the Company to acquire fields owned by landowners who restrict and carefully monitor all operations on their property. This same expertise in south Louisiana has also enabled the Company to successfully conclude joint ventures, farmout agreements and purchases of oil and gas properties with large independent and major exploration and production companies operating in the south Louisiana area.

     Risk Management - To manage the technical and economic risks inherent in drilling an exploratory property base with high ownership positions, the Company has instituted a risk management program to minimize risk and maximize prospect participation through diversification. In all cases, the Company will strive to retain operating control but will actively pursue a program whereby it will acquire farm-in or joint venture partners for its existing properties and will consider reciprocal participation in other attractive exploration ventures.

SIGNIFICANT PROJECT AREAS

     Set forth below are descriptions of the Company's south Louisiana fields where it is actively exploring for and developing oil and natural gas reserves and in many cases currently has production. The 3-D surveys which the Company is using to analyze its project areas range from regional non-proprietary group shoots to single field proprietary surveys.

     Three additional wells in the project areas at an aggregate estimated cost of $3.7 million have been scheduled by the Company for drilling in 1999, pending the results of the Restructuring. There can be no assurance, however, that any additional prospects will be drilled at all or within the expected time frame. The final determination with respect to the drilling of any scheduled or budgeted wells also will be dependent on a number of other factors, including
(i) results of the exploration efforts and the acquisition, review and analysis of the seismic data, (ii) the availability of sufficient capital resources by the Company and the other participants for the drilling of the prospects, (iii) the approval of the prospects by the other participants after additional data has been compiled, (iv) economic and industry conditions at the time of drilling, including prevailing and anticipated prices for oil and natural gas and the availability of drilling rigs and crews, (v) the financial resources and operating results of the Company and (vi) the availability of leases on reasonable terms and regulatory permitting for the prospect. There can be no assurance that these projects can be successfully developed or that the scheduled or budgeted wells discussed will, if drilled, encounter reservoirs of commercially productive oil and natural gas.

     Lake Enfermer Field - The Lake Enfermer Field is located on a deep, complexly faulted, salt structure in Lafourche Parish in a coastal marsh that is subsiding and grading into an open bay environment. The Company has acquired 3,650 acres in this field since 1992, has an average 98.5% working interest in, and is the operator of the field. The field was first discovered in 1955 by Olin Gas. Production through December 1998 for the field has been over 30 MMBoe. The acquisition of the field included two production facilities and one satellite location. In 1997, the Company built an additional production facility that cost approximately $0.5 million. These three processing centers are located approximately 1.5 miles apart from each other and are adequate to service all of the Company's anticipated wells.

     Upon the acquisition of the field, the Company used its extensive database of 2-D seismic data to drill and complete three wells in 1993 and 1994 (two of which are currently productive) for a cost of $5.3 million. The

Company determined that an extensive 3-D survey of the Lake Enfermer Field area was necessary to optimally develop the field. In April 1995, the Company commenced a 33 square mile proprietary 3-D survey encompassing the entire Lake Enfermer Field for the purpose of better identifying additional reserve potential and more accurately determining drilling locations. The 3-D survey resulted in the identification of numerous drilling opportunities. The Company utilized this seismic data to drill and complete three wells in 1996 at a cost of $12.3 million. The first post-3-D survey well, spudded in January 1996, logged over 200 feet of productive sands and was successfully completed as a dually producing oil well in March 1996. The second and third post-3-D survey wells, spudded in April and July 1996, together logged over 312 feet of productive sands. The Company drilled and completed two additional wells in 1997, and drilled and temporarily suspended operations on one well pending further evaluation.

     During 1999, pending the results of the current recapitalization efforts, the Company plans to drill one additional well in the Lake Enfermer Field at an estimated cost of approximately $1.9 million. In addition, the Company has identified other exploratory and development locations that it could drill in the future based upon its 3-D seismic survey and the wells drilled to date.

     Manila Village Field - The Manila Village Field is located in Jefferson Parish in a brackish water marsh environment. The Company acquired 825 acres in this field in 1991 from Manila Village Production Company, has an average 65% working interest in and is the operator of the field. The field was first discovered by Whitestone in 1949 and through December 1997, the field had produced 35 MMBoe. The Company undertook a 12 square mile 3-D survey over the area and the data from that survey has been interpreted by the Company. During 1999, pending the results of the current recapitalization efforts, the Company plans to drill one additional well at an estimated cost of approximately $2.7 million.

     Boutte Field - The Boutte Field is located in a fresh water marsh in St. Charles Parish. All well locations are accessible by roads. The Company acquired in 1992 from Texaco and Apache a 100% working interest in 3,250 acres in this field, which it operates. Discovered by Texaco in 1953, through December 1998 the field had produced a total of 36 MMBoe with a production mix of 80% natural gas and 20% oil. In 1997, the Company recompleted five wells, and during 1998, the company successfully recompleted one additional well. During the first two months of 1999, the Company drilled and successfully completed another gas well in the Boutte Field.

     Bayou Fer Blanc Field - The Bayou Fer Blanc Field is located in Lafourche Parish, adjacent to the Lake Enfermer Field. The Company used a portion of the net proceeds of the Offerings (defined herein) to purchase a 100% working interest in the Bayou Fer Blanc Field, which it now operates. Although classified as two distinct fields, the Lake Enfermer Field and the Bayou Fer Blanc Field have produced from a single geologic structure. Texaco discovered the Bayou Fer Blanc Field in 1959 and through December 1998, the field had produced 17 MMBoe. The Company completed a 25 square mile proprietary 3-D seismic survey of the Bayou Fer Blanc Field in 1996, which was integrated with the 33 square mile 3-D seismic survey of the Lake Enfermer Field for a total of 58 contiguous square miles for the two fields. The Company's initial analysis of the 3-D survey suggests numerous undrilled amplitude anomalies with exploratory potential. The Company drilled one unsuccessful exploratory well in this field in 1997. Pending the results of the current recapitalization efforts, the Company plans to drill one additional well in 1999 at an estimated cost of $1.6 million.

     West Gueydan Field - The West Gueydan Field is located in rice fields in Vermilion Parish on a deep salt structure. The Company used a portion of the net proceeds of the Offerings to purchase a 90% working interest in 1,180 acres in the field, which it now operates. The field includes a wellbore that has been cleaned out to total depth and is available for re-entry and sidetracking. Magnolia Oil Company discovered the field in 1938 and through December 1998, the field had produced over 36 MMBoe. The Company has an extensive 2-D seismic data grid of the field and recently acquired additional 3-D seismic data. In December 1998, the Company completed the farmout of a 50% interest in this prospect, and drilling of the initial well commenced in the first quarter of 1999.

ACQUISITION, PRODUCTION AND DRILLING ACTIVITY

     Acquisition and Development Costs - The following table sets forth certain information regarding the costs incurred by the Company in its acquisition and development activities during the periods indicated:

                                             YEAR END DECEMBER 31,
                          -----------------------------------------------------
                                1998                 1997               1996
                            ------------         ------------         ---------
                                                (In thousands)

Acquisition costs......        $    0              $ 6,100              $     0

Development costs......         2,119                4,105                3,853

Exploratory costs......         2,414               18,464               12,448
                               ------              -------              -------
   Subtotal............         4,533               28,669               16,301
Total costs incurred...        $4,533              $28,669              $16,301
                               ======              =======              =======


     Drilling Activity - The following table sets forth the wells drilled and completed by the Company during the periods indicated:

                                                                  YEARS ENDED DECEMBER 31,
                                           ----------------------------------------------------------------------
                                                  1998                     1997                     1996
                                           --------------------     --------------------     --------------------
                                              GROSS      NET           Gross      NET           Gross      NET
                                             -------   -------        -------   -------        -------   -------
Development:
     Productive.........................       0.0       0.0            0.0       0.0            0.0       0.0
     Non-productive.....................       0.0       0.0            1.0       1.0            0.0       0.0
                                               ---       ---            ---       ---            ---       ---
        Total...........................       0.0       0.0            1.0       1.0            0.0       0.0
                                               ---       ---            ---       ---            ---       ---
Exploratory:
     Productive.........................       0.0       0.0            2.0       2.0            3.0       3.0
     Non-productive.....................       0.0       0.0            1.0       1.0            0.0       0.0
                                               ---       ---            ---       ---            ---       ---
        Total...........................       0.0       0.0            3.0       3.0            3.0       3.0
                                               ---       ---            ---       ---            ---       ---
Total:
     Productive.........................       0.0       0.0            2.0       2.0            3.0       3.0
     Non-productive.....................       0.0       0.0            2.0       2.0            0.0       0.0
                                               ---       ---            ---       ---            ---       ---
        Total...........................       0.0       0.0            4.0       4.0            3.0       3.0
                                               ---       ---            ---       ---            ---       ---

     Productive Well Summary - The following table sets forth the Company's ownership in productive wells at December 31,1998. Gross oil and gas wells include one well with multiple completions. Wells with multiple completions are counted only once for purposes of the following table:

                                            Productive Wells
                                  ---------------------------------
                                       Gross                Net
                                  -------------       -------------
Gas..............................         8.0                 7.7

Oil..............................        17.0                14.2
                                  -----------       -------------
     Total.......................        25.0                21.9

OIL AND GAS MARKETING

     All of the Company's natural gas is sold at current market prices, either under monthly spot price contracts or under longer term contracts that dedicate the natural gas from a property or a well to a single purchaser for an extended period of time at a fixed price for the period. The Company's oil and natural gas condensate production is sold at current market prices under short term contracts providing for market sensitive prices. From time to time, the Company may enter into transactions hedging the price of oil. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

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

     In many instances, the results of Order No. 636 and related initiatives have been to substantially reduce or eliminate the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation services. Order No. 636 has been implemented on all interstate pipelines. In July 1996, the United States Court of Appeals for the District of Columbia Circuit largely upheld Order No. 636. The Supreme Court denied certiorari on May 12, 1997. Certain issues, however, were remanded to the FERC by the District of Columbia Circuit. On remand, the FERC in Order No. 636-C reaffirmed some elements of Order No. 636 and modified others. Order No. 636-C may be the subject of further proceedings at the FERC and is subject to appeal. Numerous parties also have filed petitions for review of orders in individual pipeline restructuring proceedings.

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

     The OPA also imposes financial responsibility requirements on the person or persons statutorily responsible for certain facilities. On March 25, 1997, the U.S. Minerals Management Service ("MMS") proposed new regulations to implement these financial responsibility requirements, and final regulations were issued by the MMS, which became effective October 13, 1998. Under the final regulations issued by the MMS, oil production and storage facilities that are located in wetlands adjacent to coastal waters could be required to demonstrate various levels of financial ability to reimburse governmental entities and private parties for costs that they could incur in responding to an oil spill, if the MMS determines that spills from those particular facilities could reach coastal waters. Although the Company owns and operates oil production and storage facilities in wetland areas in southern Louisiana, the Company has determined that, at this time, only one of the Company's facilities (located in the Lake Enfermer Field) will be subject to the financial responsibility requirements imposed by the MMS. The amount of financial responsibility that the Company will have to demonstrate (under the MMS's rules) will be $10.0 million, an amount that the Company believes it can satisfy utilizing insurance without any negative impact on its financial condition or cost of doing business.

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

EMPLOYEES

     On December 31, 1998, the Company employed 36 people, including 14 that
work in the Company's various field offices.   None of the Company's employees
are covered by a collective bargaining agreement, and the Company believes that its relationships with its employees are satisfactory. From time to time the Company utilizes the services of independent contractors to perform various field and other services.

FORWARD-LOOKING STATEMENTS

     This Form 10-K Annual Report (the "Report") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
All statements other than statements of historical fact included in the discussions are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the

Company's expectations. Such risks and uncertainties include, but are not limited to, the timing and extent of changes in commodity prices for oil and gas, the need to develop and replace reserves, environmental risks, drilling and operating risks, risks related to exploration and development, uncertainties about the estimates of reserves, competition, government regulations and the ability of the Company to meet its stated business goals, issues and problems which may develop as the Company continues to assess its Year 2000 readiness, as well as other risks and uncertainties discussed in this and the Company's other filings with the Securities and Exchange Commission (the "Cautionary Statements"). The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

     The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the future gross revenues method based on the ratio of current gross revenue to total proved future gross revenues, computed based on current prices. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the present value (using a 10% discount rate) of estimated future net cash flow from proved oil and natural gas reserves, and the lower of cost and fair value of unproved properties after income tax effects, excess costs are charged to operations. Once incurred, a writedown of oil and natural gas properties is not reversible at a later date even if oil or natural gas prices increase. The Company wrote down its oil and gas properties at December 31, 1997 by $10 million, and further wrote down its oil and gas properties at June 30, 1998 by an additional $12 million. As of December 31, 1998 the Company again wrote down its oil and gas properties by $7.6 million. Significant downward revisions of quantity estimates or declines in oil and natural gas prices that are not offset by other factors could result in a further write down of oil and natural gas properties.

  Replacement of Reserves - In general, the volume of production from oil and natural gas properties declines as reserves are depleted. Except to the extent the Company acquires properties containing proved reserves or conducts successful development and exploration activities, or both, the proved reserves of the Company will decline as reserves are produced. The Company's future oil and natural gas production is, therefore, highly dependent upon its level of success in finding or acquiring additional reserves. The business of exploring for, developing or acquiring reserves is capital intensive. The Company's financial condition since the sale of the 13.5% Notes and the Preferred Stock has seriously impaired its ability to make the necessary capital investment to maintain or expand its asset base of oil and natural gas reserves. The Company's ability to maintain or expand its asset base in the future is largely dependent upon the successful completion of the current restructuring efforts. In addition, there can be no assurance that the Company's future development, acquisition and exploration activities will result in additional proved reserves or that the Company will be able to drill productive wells at acceptable costs.

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

     The present values of estimated future net cash flows referred to in this Report should not be construed as the current market value of the estimated oil and natural gas reserves attributable to the Company's properties. In accordance with applicable requirements of the United States Securities and Exchange Commission (the "Commission") the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as the amount and timing of actual production, supply and demand for oil and natural gas, curtailments or increases in consumption by gas purchasers and changes in governmental regulations or taxation. The timing of actual future net cash flows from proved reserves, and their actual present value, will be affected by the timing of both the production and the incurrence of expenses in connection with development and production of oil and natural gas properties.
In addition, the calculation of the present value of the future net revenues using a 10% discount, as required by the Commission, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company's reserves or the oil and natural gas industry in general.

     Substantial Leverage - As of December 31, 1998, the Company's currently due debt and stockholder's deficit were $68.3 million and $56.5 million, respectively. As of December 31, 1998, the Company had estimated proved reserves of approximately 14.6 Bcf of natural gas and 1.53 MMBbls of oil, or an aggregate of approximately 3.96 MMBOE, with a present value of estimated pre-tax future net cash flows of $19.2 million (based upon prices at December 31, 1998). An Event of Default with respect to the long-term debt has been declared and is continuing.

The Company's level of indebtedness in relation to the present value of pre-tax future net cash flow of its proved reserves effectively precludes additional financing at this time for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes.

  Substantial Capital Requirements - The Company makes, and will need to continue to make, substantial capital expenditures for the development, exploration, acquisition and production of oil and natural gas reserves. The Company has planned capital expenditures of approximately $10.5 million in 1999, $1.7 of which has already been expended as of March 30, 1999. Without the Restructuring, the Company will not have sufficient cash to fund remaining planned capital expenditures in 1999.

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

  Risks of Hedging Transactions - In order to manage its exposure to price risks in the marketing of its oil and natural gas, the Company has in the past and expects to continue to enter into oil and natural gas price hedging arrangements with respect to a portion of its expected production. These arrangements may include futures contracts on the New York Mercantile Exchange (NYMEX), fixed price delivery contracts and financial swaps. While intended to reduce the effects of volatility of the price of oil and natural gas, such transactions may limit potential gains by the Company if oil and natural gas prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose the Company to the risk of financial loss in certain circumstances, including instances in which (i) production is less than expected, (ii) there is a widening of price differentials between delivery points for the Company's production and the delivery point assumed in the hedge arrangement, (iii) the counterparties to the Company's future contracts fail to perform the contract or (iv) a sudden, unexpected event materially impacts oil or natural gas prices.

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

     Going Concern - The Company did not pay the December 1, 1998 interest installment on the 13.5% Notes and has been declared in default by the Trustee. The Company is attempting to negotiate a restructuring of its obligations. If such a restructuring is not negotiated, the Company may be forced to restructure the Company's outstanding obligations within a Chapter 11 bankruptcy filing. The uncertainties discussed above result in substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2.   PROPERTIES

     The Company has grown principally through the acquisition and subsequent development and exploitation of properties purchased since 1991. The Company's proved oil and gas reserves at December 31, 1998 were attributable to three properties, all of which are located in South Louisiana. The Company operates four of the five fields where it is actively exploring for and developing oil and natural gas reserves. The Company owns a weighted average working interest of 91% in the four fields it operates, which enables the Company to control the timing and implementation of all exploitation and exploration activities in those fields. In the remaining field, the Company has a 50% working interest in a well being drilled by another operator.


OIL AND NATURAL GAS RESERVES

     The following table summarizes the estimates of the Company's proved producing, proved non-producing and proved undeveloped reserves as of December 31, 1998, and the related present value of estimated future net revenues before income taxes at such date, as estimated by independent petroleum engineers, Ryder Scott Company, Petroleum Engineers.

                                                       Producing       Non-Producing      Undeveloped          Total
                                                    ---------------   ---------------   ---------------   ---------------
Natural gas (MMcf).................................     5,395             4,470             4,693            14,558
Oil and NGLs (MBbls)...............................       592               718               221             1,531
Natural gas equivalents (MMcfe)....................     8,946             8,780             6,016            23,742
Oil equivalents (Mboe).............................     1,491             1,463             1,003             3,957
Present value of estimated future net revenues
 before income taxes, discounted at 10% (000's )...    $9,366            $6,436            $3,367           $19,169

     Oil prices have risen significantly and natural gas prices have remained relatively stable subsequent to December 31, 1998. Accordingly, the discounted future net cash flows would be increased if the standardized measure was calculated at a later date. These estimates of the Company's proved reserves have not been filed with or included in reports to any federal agency.

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

LEASEHOLD ACREAGE

     The table below describes the Company's developed and undeveloped leasehold acreage as of December 31, 1998:

                                 Developed                  Undeveloped
                                  Acreage                     Acreage                      Total
                         ------------------------    ------------------------    ------------------------
Field                       Gross          NET          GROSS          NET          GROSS          NET
-----                      -------       -------       -------       -------       -------       -------
Lake Enfermer...........    1,939         1,785           420           414         2,359         2,199
Manila Village..........      742           530             0             0           742           530
Boutte..................    3,090         3,090             0             0         3,090         3,090
Bayou Fer Blanc.........        0             0           320           320           320           320
West Gueydan (Note 1)...        0             0         1,508           754         1,508           754
                            -----         -----         -----          ----         -----         -----
                            5,771         5,405         2,248          1488         8,019         6,893
                            =====         =====         =====          ====         =====         =====

     Note 1: In December, 1998 the Company farmed out all of the acreage in the West Gueydan prospect to a partnership of which the Company owns 50%, in exchange for which the other 50% partner agreed to participate in the drilling of an exploratory well on the West Gueydan prospect.

     No possible or probable reserves have been assigned to the Company's undeveloped acreage. As is customary in the oil and natural gas industry, the Company can retain its interests in undeveloped acreage by drilling activity that establishes commercial production sufficient to maintain the leases, or by payment of delay rentals during the remaining primary term of such a lease. Delay rentals paid in 1998 and those projected for 1999 are insignificant. The Company's ability to pay the delay rentals in 1999 and thereafter, however, is subject to the successful completion of the Restructuring. The oil and natural gas leases in which the Company has an interest are for varying primary terms.

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

     All of the obligations of the Company under the 13.5% Notes are secured by a lien on certain oil and gas properties of the Company in the Lake Enfermer Field, Manila Village Field and Boutte Field (the "Collateral"). Such obligations of the Company will not be secured by any other property, whether currently existing or subsequently acquired, unless, under certain circumstances, such property is acquired to replace Collateral disposed of in certain asset dispositions. The Company has no obligation to maintain the value of the Collateral in the event of declining prices or routine reserve depletion, and the Company has no obligation to provide valuation reports relating to the Collateral. The collateral release provisions of the Indenture permit the release of Collateral without substitution of collateral of equal value under certain circumstances.

ITEM 3.  LEGAL PROCEEDINGS

          As previously reported, the Company filed a Complaint on Friday, October 16, 1998 against Jefferies & Company, Inc. ("Jefferies") in the United States District Court in and for the Eastern District of Louisiana. The Complaint asserts causes of action against Jefferies for breach of fiduciary duty, breach of contract, detrimental reliance, negligence, intentional misrepresentation, and negligent misrepresentation in connection with the 1997 offering of the 13.5% Notes and the Preferred Stock by the Company. The Company is seeking damages in an amount to be determined at trial. Although the Company is confident that the Complaint is well founded in law and fact, there can be no assurance that the Company will prevail in the lawsuit.

          The Company is not otherwise a party to any material pending legal proceeding, other than ordinary routine litigation incidental to its business that management believes would not have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


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

          Ratification of Action of Board - All actions taken by the Board of Directors of the Company during periods when individuals who were not stockholders served on the Board of Directors were ratified.

          Election of a New Board of Directors - The following individuals were elected as Directors of the Company, to serve until the next annual meeting of the stockholders or until their successors are duly elected and have qualified:

          McLain J. Forman (Re-elected)
          Randolph R. Birkman (Re-elected)
          Marvin J. Gay (Re-elected)
          Harold C. Block (Re-elected)
          Michael A. Hebetz (Re-elected)
          Michael H. Price (Elected)

          Pursuant to correspondence dated November 11, 1998, Mr. Randolph R. Birkman resigned as Director effective immediately. Mr. Birkman cited, among other things, what he perceived as a conflict of interest in connection with the possible recapitalization of the Company.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

          As of March 30, 1999, there were 76,800 shares of the Registrant's Voting Common Stock, no par value, owned by McLain J. Forman, the Company's Chairman of the Board, President and Chief Executive Officer, and 13,200 shares of the Registrant's Non-voting Common Stock, no par value, owned by four (4) beneficial holders, outstanding.

          The Company does not anticipate paying cash dividends with respect to the Common Stock in the foreseeable future. In addition, the payment of dividends by the Company is restricted by the Indenture governing the Company's outstanding 13.5% Senior Secured Notes due 2004.


ITEM 6.   SELECTED FINANCIAL AND OPERATING DATA

          The following table sets forth a summary of selected historical financial information of the Company for the periods set forth below. This information is derived from the financial statements of the Company and the notes thereto. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

                   SELECTED HISTORICAL FINANCIAL INFORMATION
                    (In thousands, except per share amounts)

                                                     1998         1997        1996        1995        1994
                                                  ----------   ----------   ---------   ---------   --------

STATEMENT OF OPERATIONS DATA:
 Oil and natural gas revenue....................   $ 15,950     $ 14,235     $10,892     $ 6,919    $ 9,532
 Costs and expenses:
  Oil and natural gas operating expenses........      3,359        2,709       2,526       2,196      2,775
  Production taxes..............................        541          699         585         661        791
  Depreciation, depletion and amortization......     10,442        9,391       4,259       3,558      2,391
  Impairment expense............................     19,575       10,008           -           -          -
  General and administrative expense............      2,774        2,007       1,539         921      1,204
                                                   --------     --------     -------     -------    -------
   Total operating expenses.....................     36,691       24,814       8,909       7,336      7,161
                                                   --------     --------     -------     -------    -------
 Operating income (loss)........................    (20,741)     (10,579)      1,983        (417)     2,371
  Interest expense..............................     10,122        7,724       3,983       3,522      2,121
  Other income:
  Interest income...............................        239          371          37         194         14
  Overhead reimbursements.......................         71           61          95         131         74
  Other.........................................         15           42          93          61        119
                                                   --------     --------     -------     -------    -------
   Net income (loss)............................    (30,538)     (17,829)     (1,775)     (3,553)       457
  Preferred stock dividends.....................     (1,729)        (923)          -           -          -
     Net income (loss) attributed to
      Common shares.............................   $(32,267)    $(18,752)     (1,775)     (3,553)       457
                                                   --------     --------     -------     -------    -------
 Net income (loss) per common share.............   $(358.52)    $(208.36)    $(19.72)    $(39.48)   $  5.08
                                                   --------     --------     -------     -------    -------

 Weighted average shares outstanding............     90,000       90,000      90,000      90,000     90,000
                                                   --------     --------     -------     -------    -------

UNAUDITED PRO FORMA DATA:
 Operating income (loss) before income taxes....   $(30,538)    $(17,829)    $(1,775)    $(3,553)   $   457
     Pro forma benefit (expense) for income
      taxes related to operations as an
      S Corporation (1).........................         -         6,106         657       1,314       (169)
 Preferred stock dividends......................     (1,729)        (923)          -           -          -
                                                   --------     --------     -------     -------    -------
     Pro forma net income (loss) attributed to
      Common shares.............................   $(32,267)    $(12,646)    $(1,118)    $(2,239)   $   288
                                                   --------     --------     -------     -------    -------
     Pro forma net income (loss) per common
      Share.....................................   $(358.52)    $(140.52)    $(12.42)    $(24.88)   $  3.20
                                                   ========     ========     =======     =======    =======
 Weighted average shares outstanding............     90,000       90,000      90,000      90,000     90,000
                                                   ========     ========     =======     =======    =======

                    (In thousands, except per share amounts)

                                                                    YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------------------
                                                    1998        1997        1996        1995        1994
                                                 ----------   ---------   ---------   ---------   ---------
Cash Flow Data:
 Operating cash flows...........................  $  5,752    $  7,851    $  9,083     $ 1,237    $  2,217
 Investing cash flows...........................  $ (4,570)   $(28,527)   $(15,394)    $(1,468)   $(17,387)
 Financing cash flows...........................  $   (165)   $ 21,003    $  6,128     $(1,130)   $ 14,812

Balance Sheet Data (at end of period):
 Oil and gas properties, net....................  $ 23,615    $ 54,846    $ 37,052     $25,368    $ 20,339
 Total assets...................................  $ 33,686    $ 62,730    $ 42,377     $29,160    $ 32,962
 Long-term debt, less current portion...........  $     17    $ 68,014    $ 39,021     $28,541    $ 27,049
 Stockholders' equity...........................  $(56,483)   $(24,174)   $ (5,033)    $(3,258)   $    295


(1) For all periods presented herein prior to 1997, the Company has operated as an S Corporation for Federal and state income tax purposes. Upon the issuance of its preferred stock on June 3, 1997, the Company terminated its S Corporation election and has subsequently been treated as a C Corporation for tax purposes (See Note 1 to the Financial Statements). The unaudited pro forma data includes the effect of income taxes as if the Company were a C Corporation.


ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion is intended to assist in an understanding of the Company's historical financial position and the results of operations for each year of the three-year period ended December 31, 1998. The Company's financial statements and notes thereto contain detailed information that should be referred to in conjunction with the following discussion. See "Item 8. Financial Statements and Supplementary Data."


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

     The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the future gross revenue method based on the ratio of current gross revenue to total proved future gross revenues, computed based on current prices. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the present value (using a 10% discount rate) of estimated future net cash flow from proved oil and natural gas reserves, and the lower of cost and fair value of unproved properties after income tax effects, excess costs are charged to operations. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date even if oil or natural gas prices increase. The Company was required to write down its asset base at the end of 1997 due to a downward revision of quantity estimates attributable to a single fault block in the Lake Enfermer Field, combined with significant declines in oil and natural gas prices from the end of 1996. During the second quarter of 1998, the Company was required to write down its asset base, again due primarily to the continuing decline in oil and natural gas prices. The Company had an additional full cost ceiling writedown of its asset base at the end of 1998. This writedown was the result of a significant revision to the reserves assigned to a single well in the Lake Enfermer Field, combined with further declines in both oil and natural gas prices during the final quarter of 1998.

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

                                                   YEAR ENDED DECEMBER 31,
                                                  1998      1997      1996
                                                 -------   -------   -------
Production:
     Oil (MBbls)..............................     393       335       330
     Gas (MMcf)...............................   4,944     2,613     1,325
     Oil and gas (MBOE).......................   1,217       770       551

Sales data (in thousands):
     Total oil sales.......................... $ 4,752   $ 6,600   $ 6,964
     Total gas sales.......................... $11,198   $ 7,636   $ 3,928

Average sales prices:
     Oil (per Bbl)............................ $ 12.09   $ 19.72   $ 21.10
     Gas (per Mcf)............................    2.27      2.92      2.96
     Per BOE .................................   13.11     18.48     19.78

Average costs (per BOE):
     Lease operating expenses................. $  2.76   $  3.52   $  4.59
     General and administrative...............    2.28      2.61      2.79
     Depreciation, depletion and amortization.    8.58     12.20      7.73

Reserves at December 31:
     Oil (MBbls)..............................   1,531     2,260     2,512
     Gas (MMcf)...............................  14,558    22,105    23,223
     Oil and gas (MBOE).......................   3,957     5,944     6,382
     Present value of estimated pre-tax future
         Net cash flows  (in thousands)....... $19,169   $52,256   $87,381

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     The Company's oil and gas revenues increased approximately $1.7 million, or 12% during 1998 to $15.9 million compared to $14.2 million in 1997. Production levels for 1998 increased 58% to 1,217 thousand barrels of oil equivalent ("MBOE") from 770 MBOE for 1997. Gas production volumes increased 89%, while oil volumes increased 17%. The Company's average sale prices (including hedging activities) for oil and natural gas for 1998 were $12.09 per Bbl and $2.27 per Mcf versus $19.72 per Bbl and $2.92 per Mcf in 1997. Revenues increased $7.9 million due to the aforementioned production increases, offset by a $6.2 million decrease in revenues due to lower oil and gas prices during 1998.

     On a BOE basis, lease operating expenses decreased 22%, to $2.76 per BOE for 1998 from $3.52 per BOE in 1997. For 1998, lease operating expenses were up 26%, from $2.7 million in 1997 to $3.4 million in 1998. This increase was due to an increase in 1998 in the volume of saltwater produced and handled, as well as the higher production rates in 1998.

     For 1998, depreciation, depletion and amortization ("DD&A") expense increased 11% over 1997. The increase for the year is attributable to (i) the Company's increased production and related future capital costs in 1999, and
(ii) the downward revision of reserves attributable primarily to a specific well in the Lake Enfermer Field. On a BOE basis, which reflects the increases in production, the DD&A rate for 1998 was $8.58 per BOE compared to $12.20 per BOE for 1997, a decrease of 30%.

     For 1998, on a BOE basis, general and administrative ("G&A") expenses declined 13%, from $2.61 per BOE in 1997 to $2.28 in 1998. Actual G&A expenses increased 40%, from $2.0 million in 1997 to $2.8 million in 1998. This increase was due primarily to (i) salary increases resulting from the addition of a CFO and a financial planning staff position, (ii) increased costs incurred for independent reservoir engineering services, (iii) increased corporate franchise taxes due to the increased debt, (iv) increased legal expenses related to the pending litigation, and (v) increased insurance cost related to the addition of D&O insurance for the Company.

     The discounted present value of the Company reserves decreased 63%, from $52.2 million at the end of 1997 to $19.2 million at the end of 1998, primarily as a result of the negative revisions to reserves attributable specifically to the A-2 well in the Company's Lake Enfermer Field, combined with the significant decline in both oil and gas prices between December, 1997 and December, 1998. Oil prices declined 39%, from an average price per barrel of $19.72 for the calendar year 1997 to an average price of $12.09 for the calendar year 1998. Average gas prices between the same periods declined 22%, from $2.92 per Mcf in 1997 to $2.27 in 1998. Based upon its ceiling test using the year-end 1998 discounted present value of the Company reserves, which were priced at the average year-end prices of $10.45 per barrel and $1.90 per Mcf, the Company experienced an impairment of its full cost pool in the amount of $19.6 million during 1998. The write-down of the full cost pool in 1998 to recognize this impairment is reflected as a separate expense item on the Company's financial statements (see "Item 8. Financial Statements and Supplementary Data").

     Interest expense for 1998 increased to $10.1 million from $7.7 million for 1997. This increase of $2.4 million in interest expense is due primarily to the full year of interest due in 1998 versus only seven months of interest due in 1997 relating to the issuance of $70 million principal amount of 13.5% Senior Secured Notes due 2004, Series A (the "Series A Notes"), on June 3, 1997 (see "LIQUIDITY AND CAPITAL RESOURCES"). For the quarter ended December 31, 1998, interest expense was essentially equal to the comparable fourth quarter of 1997.

     Due to the factors described above, the net loss from operations increased to $30.5 million for 1998, from a loss of $17.8 million for 1997.

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

     Excluding the one-time write-off of deferred financing costs in 1997, the DD&A expense for 1997 increased 107% over the comparable 1996 period. On a BOE basis, which reflects the increases in production, the DD&A rate for 1997 was $12.20 per BOE compared to $7.73 per BOE for 1996, an increase of 58%.

     For 1997, general and administrative ("G&A") expenses increased 33%, from $1.5 million in 1996 to $2.0 million in 1997. However, on a BOE basis, G&A expenses declined 7%, from $2.79 per BOE in 1996 to $2.61 in 1997.

     The discounted present value of the Company reserves decreased 40%, from $87.3 million at the end of 1996 to $52.2 million at the end of 1997, primarily as a result of the negative revisions to reserves attributable specifically to the single fault block in the Company's Lake Enfermer Field, combined with the significant decline in both oil and gas prices between December, 1996 and December, 1997. Oil prices declined 33%, from $25.32 in December, 1996 to $16.98 in December, 1997, while gas prices declined 30% during the same period, from $3.78 in 1996 to $2.65 in 1997. Based upon its ceiling test using the year-end 1997 discounted present value of the Company reserves, the Company experienced an impairment of its full cost pool in the amount of $1.8 million. Additionally, due to a decline in oil and gas prices subsequent to December 31, 1997, the Company recalculated its ceiling test using March, 1998 prices and recorded an additional $8.2 million writedown of its full cost pool. The writedown of the full cost pool in 1997 to recognize this impairment is reflected as a separate expense item on the Company's financial statements (see "Item 8. Financial Statements and Supplementary Data").

     Interest expense for 1997 increased to $7.7 million from $4.0 million for 1996. This increase of $3.7 million in interest expense is due primarily to (i) $275,000 of interest on a term loan from Joint Energy Development Investments Limited Partnership ("JEDI") made in December 1996 which was repaid in June 1997, and (ii) $3.5 million of additional interest in 1997 relating to the issuance of $70 million principal amount of 13.5% Senior Secured Notes due 2004, Series A (the "Series A Notes"), on June 3, 1997 (see "LIQUIDITY AND CAPITAL RESOURCES"). For the quarter ended December 31, 1997, interest expense increased $1.48 million over the comparable fourth quarter of 1996. This increase was also the result of the additional interest due on the Series A Notes as previously discussed.

     Due to the factors described above, the net loss from operations increased to $17.8 million for 1997, from a loss of $1.8 million for 1996.

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


LIQUIDITY AND CAPITAL RESOURCES

     Working Capital and Cash Flow -   The Company had a working capital deficit
at December 31, 1998 of $74.1 million, resulting primarily from declines in both prices and production from 1997 levels, and from the acceleration of long term debt due to the default discussed in "Item 1. Business - Recent DevelopmeNTS". The Company projects that 1999 product prices will likely increase while production volumes should remain relatively stable.

     The Company believes that its cash on hand plus the expected normal cash flow from operations and available vendor financing will not be sufficient to fund its working capital needs for the remainder of 1999, even with the deferral of exploration and development projects. As expected, the receipt of the advance payment for the December 1998 gas previously reported likely will negatively impact the Company's ability to make the next scheduled interest payment on the Notes due on June 1, 1999, as well as subsequent payments. Pending the Restructuring, the Company intends to use available funds for exploration and development projects.

     The foregoing uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     During the third quarter of 1998, the Company attempted to raise working capital by offering to sell a working interest in the Company's oil and gas properties to one or more industry partners. The Company deemed the offers it received to be at unacceptably low prices. As previously reported, the Company has now engaged Oppenheimer as the Company's exclusive financial advisor in connection with the Restructuring.

     It is the Company's policy, absent unusual circumstances, not to comment publicly on discussions concerning proposals that may be considered or transactions that may be pending with respect to the Restructuring. The Company also intends, absent unusual circumstances, to refrain from making any further announcements or reports with respect to the Restructuring unless and until a definitive agreement has been executed by the Company with respect to a transaction in connection with the Restructuring. There can be no assurance that the Company will consummate any transactions in connection with the Restructuring. If the Restructuring is not completed, the Company may be forced to restructure the Company's outstanding obligations within a Chapter 11 bankruptcy filing.

     The foregoing discussion includes many forward looking statements which are subject to the risks and uncertainties noted above in "Forward-Looking Statements" which could cause the actual results to differ materially from the Company's expectations.

     The following summary table reflects comparative cash flows for the Company for 1998 and 1997:

                                             Year Ended December 31,
                                             ------------------------
                                                1998          1997
                                             -----------  -----------
                                                  (In thousands)
Net cash provided by operating activities..   $  5,752      $  7,851
Net cash used by investing activities......  (   4,570)      (28,527)
Net cash provided by financing activities..  (     165)       21,003


     For the year 1998, net cash provided by operating activities decreased to $5.7 million from $7.8 million in 1997. This decrease was due primarily to a combination of several factors: (1) the net gain from operations, after adjusting for non-cash items, decreased $3.5 million between 1997 and 1998; (2) trade and oil and gas payable decreased $4.3 million between 1997 and 1998; (3) interest payable increased $5.5 million during 1998; (4) oil and gas and trade receivables decreased by $2.3 million between 1997 and 1998; and (5) advances to operators increased $1.2 million during 1998.

     Cash used in investing activities decreased by $23.9 million, from $28.5 million in 1997 to $4.6 million in 1998. This decrease was a result of significant decline in drilling and workover activity in 1998 as compared to 1997, combined with the lack of any acquisitions during 1998.

     During 1998, financing activities generated essentially no cash flow, as compared to $21.0 million of cash flow from financing activities during 1997. The 1997 cash flow from financing was primarily due to the $47.0 million increase in net borrowings through the issuance of $70 million principal amount of the Notes and $10 million of Series A Cumulative Preferred Stock during June 1997, as described below. Conversely, no financing activities were concluded during 1998.

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

     The net proceeds to the Company from these Offerings were approximately $74.9 million. A portion of the net proceeds (approximately $9.5 million) was segregated into an escrow account to pay interest on the Notes through June 1, 1998. The Company used the remaining net proceeds of the Offerings as follows:
(i) approximately $35.2 million was used to repay all of the outstanding indebtedness (including accrued interest and associated fees) due under the EEP and EECIP loans; (ii) approximately $10.5 million was used to repay all of the outstanding indebtedness (including accrued interest and associated fees) due under the JEDI loan; (iii) $2.6 million was used to purchase from EEP and EECIP a 7.5% overriding royalty interest in the Company's Lake Enfermer Field, Manila Village Field and Boutte Field; (iv) $5.0 million was used in connection with the Company's acquisition from Forman Petroleum Corporation II ("FPCII"), a company whose sole stockholder is McLain J. Forman (the Company's Chairman and principal stockholder), all of FPCII's interest in the Bayou Fer Blanc Field and the West Gueydan Field, of which $1.5 million was paid to FPCII, $1.0 million was used to pay bank debt and $2.5 million was used to pay trade payables to third parties; (v) Jefferies received a fee of $1.9 million for financial advisory services provided to the Company and also received a warrant to purchase 4,844 shares of Common Stock at the initial exercise price of $1.00 per share; and
(vi) $0.9 million was used to pay expenses of the Offerings. The remaining net proceeds from the Offerings of $9.4 million were used for capital expenditures, working capital and other general corporate purposes.

     Hedging Activities - With the objective of achieving more predictable revenues and cash flows and reducing the exposure to fluctuations in oil and natural gas prices, the Company has entered into hedging transactions of various kinds with respect to both oil and natural gas. While the use of these hedging arrangements limits the downside risk of reverse price movements, it may also limit future revenues from favorable price movements. During 1997 and 1998, the Company entered into forward sales arrangements with respect to a portion (between 30-50%) of its estimated natural gas sales. As of March 1999, the company has open forward sales arrangements for the months, volumes and prices as indicated in the following table:



                               VOLUME     ANTICIPATED %   PRICE PER
                             ----------   -------------   ----------
MONTH            YEAR          (MCF)      OF PRODUCTION      MCF
----------   -------------   ----------   --------------    ------
  March         1999         250,000            58%         $2.33
  April         1999          90,000            21%         $1.76
  May           1999          90,000            21%         $1.80

     The Company hedged approximately 30% of its estimated net oil production during the first six months of 1997, but it did not hedge any oil production during 1998 and it has no outstanding oil hedges as of March, 1999. The Company continuously reevaluates its hedging program in light of market conditions, commodity price forecasts, capital spending and debt service requirements. The Company may hedge additional volumes into 1999 or it may determine from time to time to terminate its then existing hedging positions.

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

          The Company has, to date, identified only one third party issue that would have a direct material effect and must, therefore, be clarified. This issue involves the oil and natural gas pipeline companies where they are the sole pipeline within a producing field for delivery of the Company's oil and natural gas. The Company is preparing an appropriate questionnaire for these third parties and will assess each third party's respective readiness based on the responses to these questionnaires. The Company can provide no assurance that the Company's key suppliers and customers have, or will have, technology systems, information technology systems, and products that are Y2K compliant. Any Y2K compliance problems facing such key suppliers and customers could have a material adverse effect on the Company's business, financial condition, and results of operations.

          2. Cost to Address Company's Y2K Issues - Total cost incurred to date and estimated remaining cost for consultant, software and hardware applications for the Y2K project is less than $10,000. The Company does not separately account for internal cost incurred for its Y2K compliance efforts. The costs of these projects and the dates on which the Company plans to complete modifications and replacements are based on management's best estimates, the estimates of any third-party specialists who assist the Company, the modification plans of third parties and other factors. However, these estimates of future Y2K-related costs may change when the assessments of non-IT systems and third party issues are completed, and actual results could differ materially from those estimates.

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or a liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company expects to adopt SFAS No. 133 during the first quarter of 2000. Because of the nature of the Company's only derivative instrument (see Note 7), the Company does not expect that the adoption of SFAS No. 133 will have a material impact on the Company's results of operations. However, the adoption may create volatility in equity through changes in other comprehensive income

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Price Risk -The company's revenues are derived from the sale of oil and natural gas production. From time to time, the Company enters into hedging transactions which fix, for specific periods and specific volumes of production, the prices the Company will receive for its production. These agreements reduce the Company's exposure to decreases in the commodity prices on the hedged volumes, while also limiting the benefit the Company might otherwise have received from increases in commodity prices of the hedged production. (See Item
1. Risks of Hedging Transactions).

     The Company uses hedging transactions for price protection purposes on a limited amount of its future production and does not use these agreements for speculative or trading purposes. The impact of hedges is recognized in oil and gas sales in the period the related production revenues are accrued.

     Based on projected annual production volumes for 1999, a 10% decline in the prices the Company receives for its oil and natural gas production would have an approximate $3.6 million negative impact on the Company's discounted future net revenues. This impact of a hypothetical 10% decline in prices is net of the incremental gain that would be realized on hedge agreements in place as of March 25, 1999.

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

                                                                                                  DIRECTOR
           NAME              AGE                             POSITION                              SINCE
           ----              ---                             ---------                             -----
McLain J. Forman, Ph.D.       70   Chairman of the Board, Chief Executive Officer and President     1982
Harold C. Block               67   Vice President of Land and Acquisitions Director                 1997
Marvin J. Gay                 56   Vice President of Finance and Administration and Director        1997
Michael A. Habetz             50   Vice President, Manager of Operations and Director               1997
Michael H. Price              50   Chief Financial Officer and Director                             1998

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information for each of the fiscal years ended December 31, 1998 and 1997 with respect to the compensation paid to Mr. Forman, the Chairman, President and Chief Executive Officer, and the four other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers"). No other executive officers of the Company received annual compensation (including salary and bonuses earned) that exceeded $100,000 for the fiscal years ended December 31, 1998 and 1997.


                                                                              Long-Term Compensation
                                                  Annual Compensation        ------------------------
     Name and                              --------------------------------    Securities Underlying   All Other
Principal Position                Year        Salary              Bonus           Options Awarded     Compensation
-----------------------------  --------       ---------        ----------        ----------------    ------------
McLain J. Forman, PhD.,           1998       $225,000               -0-                  -0-                 -0-
 Chairman of the Board,           1997        214,500            $16,875               12,614                -0-
 Chief Executive Officer and
 President

Harold C. Block,                  1998       $131,000               -0-                  -0-                 -0-
Vice President of Land and        1997       $125,000            $ 9,825                4,890                -0-
 Acquisitions
 Michael A. Habetz,               1998       $130,000               -0-                  -0-                 -0-
Vice President, Manager of        1997       $119,500            $ 9,750                4,075                -0-
 Operations
Mike H. Price,                    1998       $ 36,000               -0-                  -0-              $81,000  (1)
Chief Financial Officer           1997           -0-                -0-                  -0-                 -0-
Marvin J. Gay                     1998       $104,500               -0-                  -0-                 -0-
Treasurer, Vice President of      1997       $ 99,750            $ 7,838                4,075                -0-
 Finance and Administration

Note (1): The "Other Compensation" paid to Mr. Price was paid to him during the time in which he was working for the Company on a contractual basis prior to his employment by the Company.

1997 STOCK OPTION PLAN

     The 1997 Stock Option Plan (the "Stock Option Plan") was adopted by the Board of Directors and approved by the sole stockholder of the Company in April 1997. A total of 36,333 shares of Common Stock have been reserved for issuance pursuant to the Stock Option Plan. The Stock Option Plan provides for the grant to employees, including officers of the Company, of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and non-statutory stock options (collectively, the "Awards"). In addition, nonemployee directors (the "Outside Directors") are eligible to receive non-statutory stock options. In 1997 the Company granted incentive stock options to certain employees, including directors and executive officers, of the Company entitling such persons to purchase 36,333 of the Common Stock at an exercise price equal to the fair market value of the Common Stock as of the date of issuance, as established by an independent appraiser selected by the Company ($31.74 per share). No incentive stock options were granted by the Company or exercised by holders in 1998.


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


401(K) PLAN

     The Company has adopted a defined contribution retirement plan that complies with Section 401(k) of the Code (the "401(k) Plan"). Pursuant to the terms of the 401(k) Plan, all employees with at least one year of continuous service are eligible to participate and may contribute up to 15% of their annual compensation (subject to certain limitations imposed under the Code). The 401(k) Plan provides that a discretionary match of employee contributions may be made by the Company in cash. The Company made a $25,304 matching contributions to the 401(k) Plan in 1998 based upon each individual employee's plan contributions during 1997. In December 1998 the Company made another matching contribution, in the amount of $58,398, again based upon each individual employee's plan contributions for 1998. These matching employer contributions to the 401(k) Plan are fully vested to the individuals over a three-year period. Employee contributions under the 401(k) Plan are 100% vested and participants are entitled to payment of vested benefits upon termination of employment. The amounts held under the 401(k) Plan are invested among various investment funds maintained under the 401(k) Plan in accordance with the directions of each participant.

COMPENSATION OF DIRECTORS

     Directors of the Company do not presently receive compensation for their services as directors. Directors of the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof. In addition, the Board or its designated committee may from time to time grant Awards to directors pursuant to the terms of the Stock Option Plan. See
"-- 1997 Stock Option Plan."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 31, 1998, the beneficial ownership of the voting Common Stock was as follows: (i) 76,800 shares of Common Stock (representing 100% of the issued and outstanding voting shares of Common Stock) were owned by McLain
J. Forman, and (ii) 67,444 shares of Common Stock were issuable upon exercise of certain warrants. See "Warrants" below. Certain employees, including directors and executive officers, of the Company have options to purchase approximately 25% of the Common Stock (on a fully diluted basis). See
"Options" below.   The 13,200 shares of non-voting Common Stock (representing
100% of the issued and outstanding non-voting shares of Common Stock) were owned by four individuals, three of whom are members of Mr. Forman's immediate family.

     Warrants- In connection with its loans from EEP and EECIP, the Company issued (i) to EEP a warrant to purchase 9,000 shares of Common Stock for $25 per share pursuant to the terms of the Common Stock Purchase Warrant dated March 5, 1991 and a warrant to purchase 5,000 shares of Common Stock for $44.57 per share pursuant to the terms of the Common Stock Purchase Warrant dated March 17, 1994 (collectively, the "EEP Warrants"), (ii) to EECIP a warrant to purchase 4,000 shares of Common Stock for $44.57 per share pursuant to the terms of the Common Stock Purchase Warrant dated March 17, 1994 (the "EECIP Warrant), and (iii) to Associated Energy Managers, Inc., ("AEM," and together with EEP and EECIP, the"Existing Holders"), a warrant to purchase 1,000 shares of Common Stock for $44.57 per share pursuant to the terms of the Common Stock Purchase Warrant dated March 17, 1994 (the "AEM Warrant"). The issuance of certain warrants related to the Offerings has caused a minimal adjustment in the exercise price of the EEP Warrants, the EECIP Warrants and the AEM Warrants.

     The EEP Warrants, the EECIP Warrant and the AEM Warrant (collectively, the "Loan Warrants") expire on December 31, 2025. The Loan Warrants may be exercised on the earliest to occur of (a) the sale or merger of the Company or the sale of substantially all of the assets of the Company, (b) an initial public offering of Common Stock or (c) December 1, 2025. Pursuant to the terms of the Loan Warrants, unexercised warrants are subject to adjustment if (i) the Company issues Common Stock (or certain securities exercisable or exchangeable for or convertible into Common Stock) for consideration per share less than the fair market value per share of Common Stock at the time of issuance, (ii) there is a subdivision or combination of the Common Stock, (iii) there is payment of a stock dividend or distribution of assets to all holders of Common Stock or
(iv)there is any other increase or decrease in the number of shares of Common Stock outstanding and the Company does not receive compensation therefor. In addition, the number and type of securities subject to the Loan Warrants are subject to adjustment if the Company is a party to a merger or consolidation. As of the date of this Report, the Loan Warrants have not been exercised.

     In December 1996, the Company, Mr. Forman and the Existing Holders entered into the Put/Call Agreement, pursuant to which the Existing Holders granted to Mr. Forman the right to purchase all of the Loan Warrants (a) during the period of June 30, 1999 through December 31, 1999, (b) at any time at which the"Company Value" (as determined pursuant to the terms of the Put/Call Agreement) reaches $75.0 million or (c) when Mr. Forman sells all of his shares of Common Stock. In addition, Mr. Forman granted to the Existing Holders the right to require Mr. Forman to purchase all of the Existing Holders' Loan Warrants at anytime that
(i) the Company sells or transfers 33% or more of the Company's interest in the Lake Enfermer Field, (ii) Mr. Forman sells or transfers 25% or more of his shares of Common Stock, (iii) the Company Value reaches $125.0 million or (iv) the Company makes a distribution of property to its shareholders, the value of which exceeds 25% of the Company Value. The Put/Call Agreement provides that the purchase price per share of the Loan Warrants is equal to Company Value plus the exercise price of the employee options divided by the sum of the outstanding shares of Common Stock and the number of shares of Common Stock covered by the Loan Warrants and employee options.

     In connection with the offering and sale of the 13.5% Notes, the Company issued warrants to purchasers of the 13.5% Notes to entitle the holders thereof to purchase, in the aggregate, 29,067 shares of Common Stock (the "Note Warrants"). Each Note Warrant, when exercised, entitles the holder thereof to receive 0.41524 shares of Common Stock at the exercise price, as adjusted (the "Note Exercise Price"), which initially is $1.00 per share. The Note Exercise Price, the number of shares of Common Stock received in respect of a Note Warrant and the number of Note Warrants outstanding are subject to adjustment in certain cases. The Note Warrants are currently exercisable and will automatically expire on June 1, 2004. If the last day for the exercise of the Note Warrants is not a business day, then the Note Warrants may be exercised on the next succeeding business day. In connection with the offering and sale of the 13.5% Notes, the Company also issued to Jefferies & Company, Inc. a warrant to purchase 4,844 shares of Common Stock at an initial exercise price of $1.00 per share. In connection with the offering and sale of the Preferred Stock, the Company issued warrants to purchasers of the Preferred Stock that entitle the holders thereof to purchase, in the aggregate, 14,533 shares of Common Stock (the "Equity Warrants"). Each Equity Warrant, when exercised, entitles the holder thereof to receive 0.07267 shares of Common Stock at the exercise price, as adjusted (the "Equity Exercise Price"), which initially is $1.00 per share. The Equity Exercise Price, the number of shares of Common Stock received in respect of an Equity Warrant and the number of Equity Warrants outstanding are subject to adjustment in certain cases. The Equity Warrants are currently exercisable immediately and will automatically expire on June 1, 2004. If the last day for the exercise of the Equity Warrants is not a business day, then the Equity Warrants may be exercised on the next succeeding business day.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     September 1996 Company Loan - In September 1996, McLain J. Forman, the Chairman of the Board, President, Chief Executive Officer and sole stockholder of the Company, loaned $1.0 million to the Company on an unsecured basis for the purpose of paying certain trade payables. As of April 10, 1997, the outstanding balance of this loan was $140,000. The Company used a portion of the net proceeds from the Offerings to pay the outstanding balance of such loan in June 1997.

     Sale of Bayou Fer Blanc Field and West Gueydan Field - In August 1996, the Company sold its interests in the Bayou Fer Blanc Field and the West Gueydan Field to FPC II, a company whose sole shareholder is Mr. Forman, for a purchase price of $950,000. In connection with such sale, FPC II assumed certain liabilities of the Company relating to the completion of the 3-D seismic survey conducted on those fields and other related matters. The Company used $5.0 million of the net proceeds from the Offerings in connection with FPC II's sale back to the Company of its interests in the fields, of which $1.5 million was paid to FPC II, $1.0 million was used to pay bank debt incurred by Mr. Forman in connection with FPC II's purchase of the fields and $2.5 million was used to pay trade payables to third parties. As a consequence of this sale, the Company now owns 100% of the working interest in the Bayou Fer Blanc Field and 90% of the working interest in the West Gueydan Field. See ''Item 1. Business - Significant Project Areas.''

     Repurchase of Loan Warrants - The Company, Mr. Forman and the certain holders of warrants are parties to an agreement pursuant to which such holders granted to Mr. Forman the right to purchase all of such warrants. '

     Purchase of Overriding Royalty Interests from EEP and EECIP - Pursuant to the Repayment Agreement dated December 16, 1996, among the Company, Mr. Forman, EEP and EECIP, upon the Company's repayment of the outstanding balance of the loans from EEP and EECIP on a date prior to June 16, 1997, the Company purchased for $2.6 million overriding royalty interests in the Lake Enfermer Field, the Manila Village Field and the Boutte Field equal to 7.5% of the Company's interests in those fields. The effective date of the Company's acquisition of such overriding royalty interests is the date on which the Company repaid such loans and pays the purchase price of $2.6 million. The Company used $2.6 million of the net proceeds from the Offerings to purchase such interests on June 3, 1997.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.  Financial Statements

   The following financial statements of the Company and the Report of the Company's Independent Public Accountants thereon are included on pages F-1 through F-18 of this Form 10-K.

   Report of Independent Public Accountants

   Balance Sheet as of the years ended December 31, 1998 and 1997

   Statement of Operations for the three years in the period ended December 31, 1998

   Statement of Stockholders' Equity for the three years in the period ended December 31, 1998

   Statement of Cash Flows for the three years in the period ended December 31, 1998

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

10.2   Registration Rights Agreement dated June 3, 1997 by and between
       Forman Petroleum Corporation and Jefferies & Company, Inc. regarding Series A Cumulative Preferred Stock and warrants to purchase Common Stock (filed as Exhibit 10.2 to the Registration Statement on Form S-4 filed on July 16, 1997 incorporated by reference (File No. 333-31375)).

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

27*    Financial Data Schedule.

99.1 Press release (regarding engagement of CIBC Oppenheimer Corp.) (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on October 20, 1998)

99.2 Complaint against Jefferies & Company, Inc. filed on October 16, 1998 in the United States District Court in and for the Eastern District of Louisiana (filed as Exhibit 99.2 to the Current Report on Form 8-K filed on October 20,1998)

99.3 Press Release (regarding lawsuit against Jefferies & Company) (filed as Exhibit 99.3 to the Current Report on Form 8-K filed on October 20, 1998)

99.4 Press Release (regarding nonpayment of the December 1, 1998 installment of interest due on the Notes) (filed as Exhibit 99.4 to the Current Report on Form 8-K filed on December 1, 1998)

99.5 Press Release (regarding nonpayment of the December 1, 1998 installment of interest due on the Notes within thirty day grace period) (filed as Exhibit 99.5 to the Current Report on Form 8-K filed on December 30, 1998)

*   Filed herewith.

(b) Reports on Form 8-K

        1. Current Report on Form 8-K dated October 20, 1998 reporting the engagement of CIBC Oppenheimer Corp.

        2. Current Report on Form 8-K dated October 20, 1998 reporting the Complaint filed against Jefferies & Company, Inc.

        3. Current Report on Form 8-K dated December 1, 1998 reporting the nonpayment of the December 1, 1998 installment of interest on the 13.5% Notes.

        4. Current Report on Form 8-K dated December 31, 1998 reporting the nonpayment of the December 1, 1998 installment of interest on the 13.5% Notes within the thirty day grace period.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New Orleans, the State of Louisiana on March 30, 1999.

                              FORMAN PETROLEUM CORPORATION



                              By: /s/ McLain J. Forman
                                 ---------------------------------
                                    McLain J. Forman
                                    Chairman of the Board, Chief
                                    Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.


                 Name                                  Title                         Date
                                          Chairman of the Board, Chief
/s/ McLain J. Forman                      Executive Officer and President
---------------------------------------   (Principal Executive Officer)         March 30, 1999
McLain J. Forman


/s/ Harold C. Block                       Vice President of Land and
---------------------------------------   Acquisitions and Director             March 30, 1999
Harold C. Block


/s/ Michael A. Habetz                     Vice President, Manager of
---------------------------------------   Operations and Director               March 30, 1999
Michael A. Habetz

                                          Chief Financial Officer and
/s/ Michael H. Price                      Director (Principal Financial
---------------------------------------   and Accounting Officer)               March 30, 1999
Michael H. Price


/s/ Marvin J. Gay                         Vice President of Finance and
---------------------------------------   Administration and Director           March 30, 1999
Marvin J. Gay

________________________________

                         INDEX TO FINANCIAL STATEMENTS


                                                                      Page
                                                                    --------
Report of Independent Public Accountants.........................      F-2


Balance Sheets as of the Years Ended December 31, 1998 and 1997..      F-3


Statements of Operations for the Three Years in the Period Ended
  December 31, 1998..............................................      F-4

Statements of Stockholders' Equity for the Three Years in the
 Period Ended December 31, 1998..................................      F-5

Statements of Cash Flows for the Three Years In the Period Ended
  December 31, 1998..............................................      F-6

Notes to Financial Statements....................................      F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholder of Forman Petroleum Corporation:

We have audited the accompanying balance sheets of Forman Petroleum Corporation (a Louisiana corporation) as of December 31, 1998 and 1997, and the related statements of operations and accumulated deficit and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forman Petroleum Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Company did not pay the December 1998 interest payment due on its Senior Secured Notes and has been declared in default by the Trustee for the Notes. The Company is attempting to restructure its obligations under the indenture. If such a restructuring is not negotiated, the Company may be forced to liquidate, recapitalize or merge with another company. The uncertainty discussed above results in substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



New Orleans, Louisiana,
March 25, 1999

                          FORMAN PETROLEUM CORPORATION
                          ----------------------------

                                 BALANCE SHEETS
                                 --------------

                                                               December 31,
                                                  ---------------------------------------
                                                         1998                 1997
                                                  ------------------   ------------------
                        ASSETS
                        ------
CURRENT ASSETS:
 Cash and cash equivalents                          $  1,474,488         $    457,869
 Accounts receivable                                      47,830              597,991
 Oil and gas revenue receivable                          656,433            2,407,315
 Unbilled well costs                                      11,324               48,806
 Restricted cash                                               -            3,937,500
 Prepaid expenses                                        297,154                    -
 Advance to operator                                   1,200,000                    -
                                                    ------------         ------------

      Total current assets                             3,687,229            7,449,481
                                                    ------------         ------------

PROPERTY AND EQUIPMENT, at cost (Notes 1, 2 and 8):
  Oil and gas properties, full cost method            77,067,569           73,172,144
  Unevaluated oil and gas properties                   4,485,359            3,857,195
  Other property and equipment                         1,718,757            1,650,793
                                                    ------------         ------------

                                                      83,271,685           78,680,132
 Less- accumulated depreciation, depletion and
  amortization (Note 1)                              (59,511,084)         (30,451,675)
                                                    ------------         ------------
      Net property and equipment                      23,760,601           48,228,457
                                                    ------------         ------------

OTHER ASSETS:
 Recapitalization costs                                  384,313                   --
 Escrowed and restricted funds (Note 6)                  493,481              515,096
 Deferred financing costs (net of accumulated
 amortization of $1,522,603 and $564,933
 respectively) (Note 1)                                5,360,234            6,366,367
 Deferred charges (Note 1)                                     -              170,529
                                                    ------------         ------------

      Total assets                                  $ 33,685,858         $ 62,729,930
                                                    ============         ============

        LIABILITIES AND STOCKHOLDERS' DEFICIT
        -------------------------------------

CURRENT LIABILITIES:
 Accounts payable and accrued liabilities           $  2,378,512         $  6,438,278
 Undistributed oil and gas revenues                    1,590,223            1,848,497
 Current portion of notes payable (Note 8)            68,309,653               13,992
 Interest payable (Note 8)                             5,512,640                    -
                                                    ------------         ------------

      Total current liabilities                       77,791,028            8,300,767
                                                    ------------         ------------

Notes payable (Note 2)                                    17,121           68,013,552
Mandatorily redeemable Preferred Stock, no par
  value, 1,000,000 authorized shares, 200,000         12,360,322           10,589,588
  shares outstanding

STOCKHOLDERS' DEFICIT:
 Common stock, no par value, authorized 1,000,000
  shares; issued and outstanding 90,000 shares             1,000                1,000
 Treasury stock                                              (10)                 (10)
 Accumulated defic                                   (56,483,603)         (24,174,967)
                                                    ------------         ------------
      Total stockholder's deficit                    (56,482,613)         (24,173,977)
                                                    ------------         ------------
                                                    $ 33,685,858         $ 62,729,930
                                                    ============         ============

   The accompanying notes are an integral part of these financial statements.

                          FORMAN PETROLEUM CORPORATION
                          ----------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                                 Year Ended December 31,
                                                ---------------------------------------------------------
                                                      1998                1997                1996
                                                -----------------   -----------------   -----------------
Revenues:
 Oil and gas sales                                $ 15,950,329        $ 14,235,272         $10,891,640
 Interest income                                       239,581             370,569              36,740
 Overhead reimbursements                                71,325              60,838              95,672
 Other income                                           14,608              42,178              94,051
                                                  ------------        ------------         -----------

         Total revenues                             16,275,843          14,708,857          11,118,103
                                                  ------------        ------------         -----------

Costs and expenses:
 Production taxes                                      540,837             699,638             584,710
 Lease operating expenses                            3,359,200           2,708,570           2,526,488
 General and administrative expenses                 2,774,498           2,006,768           1,539,245
 Interest expense                                   10,122,131           7,723,717           3,982,797
 Full cost ceiling writedown                        19,575,047          10,008,121                   -
 Depreciation, depletion and amortization           10,442,032           9,391,640           4,259,412
                                                  ------------        ------------         -----------

         Total expenses                             46,813,745          32,538,454          12,892,652
                                                  ------------        ------------         -----------

Net loss from operations                           (30,537,902)        (17,829,597)         (1,774,549)

Provision for income taxes                                   -                   -                   -
                                                  ------------        ------------         -----------

Net loss                                           (30,537,902)        (17,829,597)         (1,774,549)

Preferred stock dividends                           (1,729,068)           (922,912)                  -
                                                  ------------        ------------         -----------

Net loss attributable to common shares            $(32,266,970)       $(18,752,509)        $(1,774,549)
                                                  ============        ============         ===========

Net loss per share                                    $(358.52)           $(208.36)            $(19.72)
                                                  ============        ============         ===========

Weighted average shares outstanding                     90,000              90,000              90,000
                                                  ============        ============         ===========

UNAUDITED PRO FORMA DATA (Note 1):
  Net loss from operations reported above         $(30,537,902)       $(17,829,597)        $(1,774,549)
  Pro forma benefit for income taxes related to
   operations as an S Corp                                   -           6,105,850             656,583
       Preferred stock dividends                    (1,729,068)           (922,912)                  -
                                                  ------------        ------------         -----------

      Pro forma net loss                          $(32,266,970)       $(12,646,659)        $(1,117,966)
                                                  ============        ============         ===========
      Pro forma net loss per share                    $(358.52)           $(140.52)            $(12.42)
                                                      ========            ========             =======

  Weighted average shares outstanding                   90,000              90,000              90,000
                                                      ========            ========             =======



   The accompanying notes are an integral part of these financial statements.

                          FORMAN PETROLEUM CORPORATION
                          ----------------------------

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       ----------------------------------


                                                                       Additional
                                          Common       Treasury         Paid-In          Accumulated
                                          Stock         Stock           Capital            Deficit             Total
BALANCE, December 31, 1994               $1,000            $(10)      $   785,823       $   (492,187)      $    294,626
    Net loss                                  -               -                 -         (3,552,645)        (3,552,645)
                                           ----       ----------       ----------       ------------       -----------
BALANCE, December 31, 1995                1,000             (10)          785,823         (4,044,832)        (3,258,019)
                                         ======            ====       ===========       ============       ============
    Net loss                                  -               -                 -         (1,774,549)        (1,774,549)
                                           ----       ---------       -----------       ------------       ------------
BALANCE, December 31, 1996                1,000             (10)          785,823         (5,819,381)        (5,032,568)
                                         ======            ====       ===========       ============       ============
    Net loss                                  -               -                 -        (17,829,597)       (17,829,597)

ISSUANCE OF WARRANTS
   TO PURCHASE COMMON
   STOCK (Note 4)                             -               -        1,111,100                  -          1,111,100
RECLASS ACCUMULATED
   DEFICIT TO ADDITIONAL
   PAID IN CAPITAL                            -               -        (1,896,923)         1,896,923                  -
DISTRIBUTION TO SOLE
   STOCKHOLDER (Note 8)                       -               -                 -         (1,500,000)        (1,500,000)
ACCRUE DIVIDENDS ON
   MANDATORILY REDEEMABLE
   PREFERRED STOCK                            -               -                 -           (898,605)          (898,605)
ACCRETION OF DISCOUNT
   ON MANDATORILY
   REDEEMABLE PREFERRED
   STOCK                                      -               -                 -            (24,307)           (24,307)
                                         ------          ------            ------       ------------       ------------
BALANCE, December 31, 1997               $1,000            $(10)      $         -        $(24,174,967)      $(24,173,977)
                                         ======            ====       ===========        ============      =============
   Net loss                                   -               -                 -         (30,537,902)       (30,537,902)

ACCRETION OF DISCOUNT
   ON MANDATORILY
   REDEEMABLE PREFERRED
   STOCK                                      -               -                 -             (41,666)           (41,666)
ACCRUE DIVIDENDS ON
   MANDATORILY REDEEMABLE
   PREFERRED STOCK                            -               -                 -          (1,729,068)        (1,729,068)
                                        -------          ------       -----------        ------------       ------------
BALANCE, December 31, 1998               $1,000            $(10)      $         -        $(56,483,603)      $(56,482,613)
                                         ======            ====       ===========        ============       ============



   The accompanying notes are an integral part of these financial statements.

                          FORMAN PETROLEUM CORPORATION
                          ----------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                                  Year Ended December 31,
                                                                           1998             1997            1996
                                                                      --------------   --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                              $(30,537,902)    $(17,829,597)   $ (1,774,549)
 Adjustments to reconcile net loss to net cash provided
  by operating activities-
   Depreciation and amortization                                         30,017,079       19,399,761       4,259,412
   Interest expense refinanced                                                    -                -       3,627,948
          Withdrawal from interest escrow account                         3,978,148        5,471,852               -
 Change in assets and liabilities-
  Decrease (Increase) in oil and gas revenue receivable                   1,750,882           96,163      (1,303,465)
  Decrease (Increase) in accounts receivable                                550,161          (97,389)       (370,025)
  (Increase) Decrease in unbilled well costs                                 (3,166)          52,030          43,124
  (Increase) in prepaid expenses                                           (297,154)               -               -
  (Decrease) Increase in accounts payable                                (4,059,766)         197,209       4,260,163
  (Decrease) Increase in undistributed oil and gas revenues                (258,274)         222,980         669,095
  Increase (Decrease) in notes payable and deferred charges                 299,230                -          (1,350)
  Increase in interest payable                                            5,512,640                -               -
  (Increase) in advance to operator                                      (1,200,000)               -               -
  Increase (Decrease) in due from related parties                                 -           12,457        (327,828)
  Decrease in due to stockholder                                                  -          327,828               -
                                                                       ------------     ------------    ------------

      Net cash provided by operating activities                           5,751,878        7,853,294       9,082,525
                                                                       ------------     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to oil and gas properties                                     (4,523,589)     (28,669,449)    (16,300,593)
 Reduction of (deposit into) escrow account                                  21,615          366,874          15,692
 Purchase of other property and equipment                                   (67,964)        (224,868)        (59,334)
 Proceeds from sale of oil and gas property                                       -                -         950,000
                                                                       ------------     ------------    ------------

      Net cash used in investing activities                              (4,569,938)     (28,527,443)    (15,394,235)
                                                                       ------------     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                                                      -       71,800,333       7,000,000
 Repayment of notes payable                                                       -      (43,542,096)       (566,442)
   Deposit into interest escrow account                                           -       (9,450,000)              -
   Proceeds from preferred stock                                                  -        9,666,667               -
   Proceeds from issuance of warrants                                             -        1,000,000               -
   Distribution to stockholder                                                    -       (1,500,000)              -
 Deferred financing costs                                                  (165,321)      (6,973,437)       (305,367)
                                                                       ------------     ------------    ------------

      Net cash (used) provided by financing activities                     (165,321)      21,001,467       6,128,191
                                                                       ------------     ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                          1,016,619          327,318        (183,519)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                             457,869          130,551         314,070
                                                                       ------------     ------------    ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                              $  1,474,488     $    457,869    $    130,551
                                                                       ============     ============    ============

SUPPLEMENTAL DISCLOSURES:
 Cash paid for-
  Interest                                                             $  4,609,491     $  7,723,717    $     21,721
                                                                       ============     ============    ============

  Income taxes                                                        $           -    $           -    $          -
                                                                      =============    =============    ============

   The accompanying notes are an integral part of these financial statements.

                         FORMAN PETROLEUM CORPORATION
                          -----------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


                           DECEMBER 31, 1998 AND 1997
                           --------------------------


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

Organization

Forman Petroleum Corporation ("Forman" or the "Company"), a Louisiana corporation, is an independent energy company engaged in the exploration, development, acquisition and production of crude oil and natural gas, with operations primarily in the onshore Gulf Coast area of Louisiana. Forman was incorporated in Louisiana in 1982 and began operations in that year.

Liquidity

The Company had a working capital deficit at December 31, 1998 of $74.1 million, resulting primarily from declines in both prices and production from 1997 levels, and from the acceleration of long term debt due to the default discussed in Note 2 below. The Company projects that 1999 product prices will likely increase while production volumes should remain relatively stable.

The Company believes that its cash on hand plus the expected normal cash flow from operations and available vendor financing will be not sufficient to fund its working capital needs for the remainder of 1999, even with the deferral of exploration and development projects. As expected, the receipt of the advance payment for the December 1998 gas previously reported likely will negatively impact the Company's ability to make the next scheduled interest payment on the Notes due on June 1, 1999, as well as subsequent payments. Pending the Restructuring (defined below), the Company intends to use available funds for exploration and development projects.

The foregoing uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the third quarter of 1998, the Company attempted to raise working capital by offering to sell a working interest in the Company's oil and gas properties to one or more industry partners. The Company deemed the offers it received to be at unacceptably low prices. The Company has now engaged CIBC Oppenheimer Corp. as the Company's exclusive financial advisor in connection with the possible debt restructuring or recapitalization of the Company (the "Restructuring").

Oil and Gas Properties

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

Deferred Financing Costs

For oil and gas property acquisitions which were burdened by an overriding royalty interest assigned to its lenders (see Note 3), the Company allocated a portion of the purchase price of such acquisitions to deferred financing costs. The amount allocated is proportional to the discounted future net cash flows associated with the interest assigned as compared to the total discounted future net cash flows for the acquisition (before carve-out of the overriding royalty interest) as of the date of the acquisition. These allocated costs, along with other costs of obtaining financing, were deferred and amortized using the effective interest method over the original term of the related debt.

Fair Value of Financial Instruments

Fair value of cash, cash equivalents, accounts receivable and accounts payable approximates book value at December 31, 1998. Fair value of long term debt was based on the quoted market price for the debt as of the date of the last trade concluded in calendar 1997. At December 31, 1998, given existing market conditions and the existing default on the Company's 13.5% Notes, the Company is unable to assess the fair value of these 13.5% Notes.

Income Taxes

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

Deferred Charges

The Company capitalized $170,429 of legal and professional costs as of December 31, 1997, related to the preparation of documents for an initial public offering. These costs were charged to expense in 1998.

Derivatives

The Company uses derivative financial instruments such as swap agreement contracts for price protection purposes on a limited amount of its future production and does not use them for trading purposes. Such derivatives are accounted for on an accrual basis and amounts paid or received under the agreements are recognized as oil and gas sales in the period in which they accrue. For the year ended December 31, 1997, the Company recorded revenue of $189,300 under these swap agreements. As of March 25, 1999, the Company's open forward gas sales positions, including those positions entered into in 1999, were as follows:

                                      Volume          ANTICIPATED %     PRICE PER
                                    ----------     -----------------    ----------
MONTH                  Year           (MCF)          OF PRODUCTION        MCF
-----------         ----------   -------------   -------------------   -----------
March                 1999          250,000               58%           $2.33
April                 1999           90,000               21%           $1.76
May                   1999           90,000               21%           $1.80

Certain Concentrations

During 1998, 100% of the Company's oil and gas production was sold to five customers. Based on the current demand for oil and gas, the Company does not believe the loss of any of these customers would have a significant financially disruptive effect on its business or financial condition.

Per Share Amounts

In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings Per Share", which simplifies the computation of earnings per share
(EPS). The Company adopted SFAS 128 in the fourth quarter of 1997, and restated prior year's EPS data. Net loss per share and pro forma net loss per share of common stock were calculated by dividing net loss applicable to common stock by the weighted-average number of common shares outstanding during the year. Due to the net losses reported in all periods presented, all options (Note 7) and warrants (Note 4) outstanding have not been considered because they would be antidilutive

Recent Accounting Pronouncements

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or a liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company expects to adopt SFAS No. 133 during the first quarter of 2000. Because of the nature of the Company's only derivative instrument (see Note 7), the Company does not expect that the adoption of SFAS No. 133 will have a material impact on the Company's results of operations. However, the adoption may create volatility in equity through changes in other comprehensive income.

2.  LONG-TERM DEBT AND PREFERRED STOCK:

On June 3, 1997, the Company closed offerings for 70,000 units consisting of $70,000,000 of 13.5% Senior Secured Notes due 2004 (the "13.5% Notes) with warrants to purchase common stock and 200,000 units consisting of $10,000,000 of Series A Cumulative Preferred Stock (the "Preferred Stock") with warrants to purchase common stock (see Note 4). A portion of the proceeds from the offerings were used to repay the EEP, EECIP, and JEDI notes, purchase 75% of the overriding royalty interests held by EEP and EECIP, and buy back its interests in Bayou Fer Blanc and West Gueydan Fields (see Note 8). In addition, the Company was required to escrow from the proceeds the first year's interest obligation on the 13.5% Notes ($9,450,000). As part of the offerings, the Company has publicly registered the 13.5% Notes and has agreed to publicly register the Preferred Stock and bear all costs related thereto.

Long-term debt was composed of the following at:

                                                                            December 31,
                                                                  --------------------------------
                                                                       1998              1997
                                                                  ---------------   --------------
         70,000 units of $1,000 principal amount Senior
         Secured Notes  due 2004, Series B, and bearing
         interest at 13.5% per annum payable semi-annually in
         cash in arrears on June 1 and December 1, with
         warrants to purchase common stock                         $ 68,297,877      $67,984,814

         Other                                                           28,897           42,730
                                                                   ------------      -----------

                                                                      68,326,774       68,027,544
         Less:  current portion                                      (68,309,653)         (13,992)
                                                                    ------------      -----------
                                                                    $     17,121      $68,013,552
                                                                    ============      ===========

Dividends on the Preferred Stock are cumulative from June 3, 1997, and are payable quarterly commencing September 1, 1997, in additional shares of Preferred Stock (valued at $50.00 per share) through June 1, 1999, and thereafter in cash, or at the Company's election, in shares of Preferred Stock. On June 3, 1997, 200,000 shares of Preferred Stock were issued in the initial offering. On September 1 and December 1, 1997, respectively, 7,500 and 7,781 additional shares of Preferred Stock were issued as the quarterly dividends for the respective quarters. On March 1, June 1, and September 1, 1998, the Company issued 8,073, 8,376, and 8,690 shares of Preferred Stock, respectively, as the quarterly dividends for the respective quarters. The Company did not issue the quarterly dividends due on December 1, 1998 or March 1, 1999.

On December 30, 1998, the Company announced the nonpayment of the December 1, 1998 installment of interest due on the 13.5% Notes within the thirty-day grace period provided for such payments. The Company does not presently have the funds to make the December 1, 1998 interest installment on the 13.5% Notes and does not anticipate having sufficient funds to do so at any time in the near future. In fact, pending the Restructuring, the Company intends to continue to use available funds for exploration and development projects. On March 10, 1999, the Trustee declared an Event of Default under the Indenture with respect to the 13.5% Notes as a result of the nonpayment of the December 1, 1998 interest installment and declared the unpaid principal and accrued and unpaid interest on the 13.5% Notes to be due and payable. Certain holders of the 13.5% Notes have requested that the Trustee withdraw the notice of acceleration.
There can be no assurance that the Trustee will withdraw the notice or that the Trustee will not pursue available remedies under the Indenture arising upon an Event of Default, including but not limited to filing suit against the Company to recover the whole amount of principal and interest.

The aggregate principal payments required for each of the next five years are as follows:

December 31,
------------
 1999                                              $68,309,653
 2000                                                   17,121
 2001                                                        -
 2002                                                        -
 2003                                                        -
Thereafter                                                   -
                                                   -----------
                                                   $68,326,774
                                                   ===========

3.      INCOME TAXES:
        -------------

The company follows the asset and liability method of accounting for deferred income taxes prescribed by the Financial Accounting Standards Board Statement No. 109 (FAS 109) "Accounting for Income Taxes". During 1997, as a result of the termination of its S Corporation election, the Company was required to provide a net deferred tax liability of $6,105,850, which was charged to income tax expense. At December 31, the Company has the following deferred tax assets and liabilities recorded:

                                                                ASSET (LIABILITY)
                                                  ------------------------------------------
                                                            1998                  1997
                                                     -------------------   ------------------
Federal net operating loss carryforward                    $  7,726,010          $ 6,426,093
Temporary differences:
    Oil and gas properties                                      829,201           (9,920,135)
    Section 481(a) adjustment                                 1,857,188            3,507,301
    Valuation allowance                                     (10,412,399)             (13,259)
                                                           ------------          -----------
Net tax liability                                          $          -          $         -
                                                           ============          ===========

At December 31, 1998, the Company had, for tax reporting purposes, operating loss carryforwards ("NOL") of $20,881,107, which expire in 2013. A valuation allowance is provided for that portion of the tax asset for which it is deemed more likely than not that it will not be realized. Due to the Company's recent losses, management has provided a valuation allowance for the entire deferred tax asset.

The provision for income taxes at the Company's effective tax rate differed from the provision for income taxes at the statutory rate as follows:

                                                          DECEMBER 31,              DECEMBER 31,
                                                     -----------------------   -----------------------
                                                              1998                      1997
                                                     -----------------------   -----------------------
Computed benefit at the expected
Statutory rate......................................        $(11,310,076)             $(6,240,358)

Provision upon termination of
S Corporation election..............................                   -                 6,105,850

Tax effect of losses attributable to
Operations as an  S Corporation.....................                   -                   703,594

Change in valuation allowance.......................          10,399,140                    13,259

Other...............................................             910,936                  (582,345)
                                                            ------------               -----------

Income tax                                                  $          -               $         -
expense...........................................          ============               ===========

4.  STOCK WARRANTS ISSUED:

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

In connection with the offerings discussed in Note 2, the Company issued warrants to purchase 43,600 shares of common stock at an initial exercise price of $1.00 per share, subject to adjustment in certain defined cases. The warrants are immediately exercisable and will automatically expire on June 1, 2004. The Company has allocated $666,667 and $333,333 of the proceeds received from the sale of the note units and equity units, respectively, to the warrants issued, which has been recorded as additional paid in capital at December 31, 1997. In addition, the Company also issued warrants to purchase 4,844 shares of common stock under the same conditions as discussed above. The Company has recorded $111,100 of additional paid-in capital for these warrants, to be amortized as deferred financing costs over the term of the note units.

5.  COMMITMENTS UNDER OPERATING LEASES:

Forman has two noncancellable operating leases for the rental of office space, which expire on July 31, 1999 and January 14, 2000. Future commitments under these leases are as follows:

December 31,
-----------
1999                                                              $185,647
2000                                                                 -
2001                                                                 -
2002                                                                 -
2003                                                                 -

Rental expense under operating leases during 1998, 1997 and 1996 was $200,841, $204,046, and $192,633, respectively.

6.  ESCROWED AND RESTRICTED FUNDS:

Cash restricted for payment of abandonment costs for the Boutte and Bayou Dularge Fields is classified as a long-term asset. Such amounts are invested in short-term interest-bearing investments. The cash is escrowed under an agreement which required Forman to make additional specified monthly contributions through November 1995. As of December 31, 1998, the escrow accounts are fully funded.

7.  EMPLOYEE BENEFITS:

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

The Company accounts for the options issued pursuant to the stock incentive plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for this plan been determined consistent with FAS 123, the Company's net loss and loss per common share would have been increased to the following pro forma amounts:


                                                1998            1997
                                           --------------  ---------------
Net loss attributed to
common shares:              As Reported      $32,266,970     $18,752,509

                            Pro Forma        $32,500,161     $18,858,767

Loss per common share:      As Reported      $    358.52     $    208.36

                            Pro Forma        $    361.11     $    209.54

A summary of the status of the Company's stock option plan at December 31, 1998 and changes during the year then ended is presented in the table and narrative below:


                                                           Wtd Avg
                                          Shares           Ex Price
                                        ----------         --------
Outstanding, January 1, 1997
   Granted                                 36,333           $31.74
   Exercised                                    -                -
   Forfeited                                1,223            31.74
   Expired                                      -                -
                                           ------          -------
Outstanding, December 31,1997              35,110           $31.74
                                          =======     ============
   Granted                                      -                -
   Exercised                                    -                -
   Forfeited                                    -                -
   Expired                                      -                -
                                           ------          -------
Outstanding, December 31,1998              35,110           $31.74
                                          =======     ============
Exercisable, end of year                   26,552           $31.74
                                          =======     ============
Weighted average fair value of
     options granted                      $ 14.75
                                          =======

The options outstanding at December 31, 1998 all have an exercise price of $31.74 with a remaining contractual life of 8.3 years.

No options were granted in 1998. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option model with the following assumptions used for options granted during 1997:


                                       Assumption
                                    ----------------
Risk free interest rate                   6.35%
Expected life (years)                   10 Years
Expected volatility                         -
Expected dividends                          -

401(K) PLAN

The Company has adopted a defined contribution retirement plan that complies with Section 401(k) of the Code (the "401(k) Plan"). Pursuant to the terms of the 401(k) Plan, all employees with at least one year of continuous service are eligible to participate and may contribute up to 15% of their annual compensation (subject to certain limitations imposed under the Code). The 401(k) Plan provides that a discretionary match of employee contributions may be made by the Company in cash. The Company made a $25,304 matching contribution to the 401(k) Plan in January, 1998 based upon each individual employee's plan contributions during 1997. In December, 1998 the Company made another matching contribution, in the amount of $58,398, again based upon each individual employee's plan contributions for 1998. These matching employer contributions to the 401(k) Plan are fully vested to the individual employees after three years of service. The amounts held under the 401(k) Plan are invested among various investment funds maintained under the 401(k) Plan in accordance with the directions of each participant. Employee contributions under the 401(k) Plan are 100% vested and participants are entitled to payment of vested benefits upon termination of employment.

8.  RELATED PARTY TRANSACTIONS:

In August 1996, the Company sold all of its interests in the Bayou Fer Blanc Field and the West Gueydan Field to a company (the "Purchaser") that is owned by the sole stockholder. The purchase price was $950,000, which was paid at the closing. The Company did not recognize any gain or loss on the sale of these properties. In connection with the sale, the Purchaser also agreed to assume certain liabilities of the Company relating to the completion of the 3-D seismic survey and other related matters. As of December 31, 1996, the Company had incurred aggregate costs of $327,828 subsequent to the closing on behalf of the Purchaser, which are recorded as due from affiliate. On June 3, 1997, the Company repurchased its interests in these fields for $5,000,000 with the proceeds from the offerings discussed in Note 2. At that time, the Purchaser's cost basis in these fields was $3,500,000, which the Company has recorded as unevaluated properties at December 31, 1997. The balance of the purchase price of $1,500,000 was recorded as a distribution to the sole stockholder.


During 1996, the sole stockholder loaned the Company $1,000,000, of which $500,000 had been repaid as of December 31, 1996. The remaining $500,000 was repaid in 1997. The Company recorded interest expense of $27,361 during 1996 and $14,301 during 1997 related to this loan.


9.  WRITEDOWN OF OIL AND GAS PROPERTIES:

During 1998, the Company wrote down its oil and gas property investments (full cost pool) by $19,575,047. The amount of the writedown represents the excess capitalized costs over estimated future net revenues attributable to oil and gas reserves discounted at 10%, less estimated future income taxes. The estimated future net revenues used in the calculation were based on year-end reserve volumes (as determined by an independent petroleum engineer), utilizing December, 1998 oil prices of $10.44 per barrel and December, 1998 gas prices of $1.87 per thousand cubic feet, with no provision for future escalation. The Company also wrote down its oil and gas property investments during 1997 by $10,008,121. The estimated future net revenues used in the ceiling test calculation for 1997 were based on year-end reserve volumes (as determined by an independent petroleum engineer), utilizing March, 1998 oil prices of $14.47 per barrel and March, 1998 gas prices of $2.40 per thousand cubic feet, with no provision for future escalation. The utilization of these prices resulted in an increase in the amount charged to operations during 1997 of $8,167,879 over the amount that would have been recorded using year-end prices.

10.    OIL AND GAS ACTIVITIES:

This footnote provides unaudited information required by SFAS No. 69 "Disclosures About Oil and Gas Producing Activities."

CAPITALIZED COSTS - Capitalized costs and accumulated depreciation, depletion and amortization relating to the Company's oil and gas producing activities, all of which are conducted within the continental United States, are summarized below:

                                                              Year Ended December 31,
                                                  ------------------------------------------------
                                                       1998             1997             1996
                                                  --------------   --------------   --------------
         Proved producing oil and gas
         properties                                  $77,067,569      $73,172,144      $48,359,890

         Unevaluated properties                        4,485,359        3,857,195                -
         Accumulated depreciation, depletion
         and amortization                            (57,938,060)     (29,083,935)     (11,307,719)
                                                     -----------      -----------      -----------

         Net capitalized costs                       $23,614,868      $47,945,404      $37,052,171
                                                     ===========      ===========      ===========

The unevaluated properties at December 31, 1997, consist of $3.5 million of acquisition costs for the interests in the Bayou Fer Blanc Field and the West Gueydan Field, as discussed in Note 8 above, and $357,000 of subsequent 3-D seismic costs related to the Bayou Fer Blanc Field. At December 31, 1998, these costs include an additional $628,000 of delay rentals incurred on the properties during 1998.

COSTS INCURRED - Costs incurred in oil and gas property acquisition, exploration and development activities are summarized below:

                                                              Year Ended December 31,
                                                  ------------------------------------------------
                                                       1998             1997             1996
                                                  --------------   --------------   --------------
         Acquisition costs                        $  -                $ 6,100,000   $  -
         Exploration costs                             2,413,719       18,463,989       12,448,239
         Development costs                             2,118,810        4,105,460        3,852,354
                                                      ----------      -----------      -----------

         Gross costs incurred                          4,532,529       28,669,449       16,300,593
         Less proceeds from sales of prospects                 -                -          950,000
                                                      ----------      -----------      -----------

         Net cost incurred                            $4,532,529      $28,669,449      $15,350,593
                                                      ==========      ===========      ===========

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

The Company's net ownership interests in estimated quantities of proved oil and natural gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below:

                                                           Oil, Condensate and Natural Gas Liquids
                                                                           (Bbls)
                                                     ---------------------------------------------------
                                                                   Year Ended December 31,
                                                     ---------------------------------------------------
                                                          1998              1997              1996
                                                     ---------------   ---------------   ---------------


Proved developed and undeveloped reserves:
 Beginning of year                                       2,259,567        2,511,562         1,999,859
 Revisions of previous estimates                          (335,803)        (254,540)           87,871
 Purchases of oil and gas properties                             -          188,739                 -
 Extensions and discoveries                                      -          148,468           753,776
 Production                                               (393,040)        (334,662)         (329,944)
                                                         ---------        ---------         ---------
 End of year                                             1,530,724        2,259,567         2,511,562
                                                         =========        =========         =========
Proved developed reserves at end of year                 1,310,274        1,842,849         1,898,978
                                                         =========        =========         =========


                                                                      Natural Gas (Mcf)
                                                     ---------------------------------------------------
                                                                   Year Ended December 31,
                                                     ---------------------------------------------------
                                                          1998              1997              1996
                                                     ---------------   ---------------   ---------------

Proved developed and undeveloped reserves:
 Beginning of year                                     22,105,000          23,223,000       9,593,000
 Revisions of previous estimates                       (2,602,860)         (8,071,398)        619,282
 Purchases of oil and gas properties                            -           1,867,721               -
 Extensions and discoveries                                     -           7,699,000      14,335,783
 Production                                            (4,944,140)         (2,613,323)     (1,325,065)
                                                       ----------          ----------      ----------
 End of year                                           14,558,000          22,105,000      23,223,000
                                                       ==========          ==========      ==========
Proved developed reserves at end of year                9,865,000          16,237,000      8,485,000
                                                       ==========          ==========     ==========


STANDARDIZED MEASURE (UNAUDITED) - The table of the Standardized Measure of Discounted Future Net Cash Flows related to the Company's ownership interests in proved oil and gas reserves as of period end is shown below:

                                                                  Year Ended December 31,
                                                    ---------------------------------------------------
                                                         1998              1997              1996
                                                    ---------------   ---------------   ---------------
                                                                      (In Thousands)
    Future cash inflows                                 $ 43,256           $ 96,925           $143,652
    Future oil and natural gas operating expenses        (14,598)           (21,116)           (12,598)
    Future development costs                              (5,821)           (10,372)           (14,059)
                                                        --------           --------           --------
    Future net cash flows before income taxes             22,837             65,437            116,995
    Future income taxes                                        -              9,328                  -
                                                        --------           --------           --------
    Future net cash flows                                 22,837             56,109            116,995
    10% annual discount for estimating timing of
      cash flows                                          (3,668)            (8,567)           (29,614)
                                                        --------           --------           --------
    Standardized measure of discounted future net
      cash flows                                        $ 19,169           $ 47,542           $ 87,381
                                                        ========           ========           ========


Future cash flows are computed by applying year-end prices of oil and natural gas to year-end quantities of proved oil and natural gas reserves. Future operating expenses and development costs are computed primarily by the Company's petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company's proved oil and natural gas reserves at the end of the year, based on year end costs and assuming the continuation of existing economic conditions. Future income taxes are computed using the Company's tax basis in evaluated oil and gas properties and other related tax carryforwards. Prior to 1997, the Company was not a taxable entity (See Note 3) and therefore future income taxes have not been reflected in 1996. In 1998, the present value of future net cash flows before income taxes was exceeded by the Company's tax basis in the oil and gas properties and other tax attributes; therefore, future income taxes have not been reflected in that year. The standardized measure of discounted future net cash flows does not purport, nor should it be interpreted, to present the fair value of the Company's oil and natural gas reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

CHANGES IN STANDARDIZED MEASURE (UNAUDITED) - Changes in standardized measure of future net cash flows relating to proved oil and gas reserves are summarized below:

                                                             Year Ended December 31,
                                                     ----------------------------------------
                                                       1998___         1997          1996
                                                     ------------   -----------   -----------
                                                                  (In Thousands)
    Changes due to current year operations:

    Sales of oil and natural gas, net of oil and
    natural gas operating expenses                    $(12,050)       $(10,827)       $(7,781)
    Extensions and discoveries                               -          16,915         42,983
    Purchases of oil and gas properties                      -           4,691              -
    Changes due to revisions in standardized
    variables:
    Prices and operating expenses                      (24,336)        (33,229)        28,682
    Revisions of previous quantity estimates            (4,675)        (16,109)         3,633
    Estimated future development costs                  (2,192)          5,835         (7,784)
    Accretion of discount                                5,226           8,738          3,060
    Net change in income taxes                           4,715          (4,715)             -
    Production rates (timing) and other                  4,939         (11,138)        (6,008)
                                                      --------        --------        -------
    Net Change                                         (28,373)        (38,839)        56,785
    Beginning of year                                   47,542          87,381         30,596
                                                      --------        --------        -------
    End of year                                       $ 19,169        $ 47,542        $87,381
                                                      ========        ========        =======