Form 10-Q
period 1999-03-31
FORMAN PETROLEUM CORP
filed 1999-05-13
CIK 1041635

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 1999
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the transition period from        to

                       COMMISSION FILE NUMBER 333-31375*

                                 -------------

                          FORMAN PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)

               LOUISIANA                                     72-0954774
      (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                    (Identification No.)

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

                              Yes [X]    No [_]

As of May 10, 1999, there were 76,800 shares of the Registrant's Voting Common Stock, no par value, and 13,200 shares of the Registrant's Non-voting Common Stock, no par value, outstanding.

* The Commission file number refers to a Form S-4 Registration Statement filed by the Company under the Securities Act of 1933, which became effective September 26, 1997.

                          FORMAN PETROLEUM CORPORATION

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999

                               TABLE OF CONTENTS


                                     PART I

                                                       Page No.
Item 1.   Financial Information:
          Balance Sheets as of March 31, 1999 and
          December 31, 1998                                1

          Statement of Operations and Accumulated
          Deficit for the Three Month Periods
          Ended March 31, 1999 and March 31, 1998          2

          Statement of Cash Flows for the Three Month
          Periods Ended March 31, 1999 and
          March 31, 1998                                   3

          Notes to Financial Statements                  4-8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                    9-18

Item 3.   Quantitative and Qualitative Disclosures
          about Market Risk                               18

                                    PART II

Item 1.      Legal Proceedings                            19

Item 4.      Submission of Matters to a Vote of
             Security Holders                             19

Item 5.      Other Information                            19

Item 6.      Exhibits and Reports on Form 8-K          20-22

Signatures                                                23

                                    PART I

ITEM 1.  FINANCIAL INFORMATION

                          FORMAN PETROLEUM CORPORATION

                                 BALANCE SHEETS

                                                                    March 31,           December 31,
                                                                       1999                 1998
                                                                ------------------   ------------------
                                                                   (Unaudited)
                          ASSETS
                          ------
CURRENT ASSETS:
 Cash and cash equivalents                                           $    279,244         $  1,474,488
 Accounts receivable                                                       78,567               47,830
 Oil and gas revenue receivable                                         1,318,796              656,433
 Unbilled well costs                                                       20,063               11,324
 Prepaid expenses                                                         303,846              297,154
 Advance to operator                                                      486,911            1,200,000
                                                                     ------------         ------------
      Total current assets                                              2,487,427            3,687,229
                                                                     ------------         ------------
PROPERTY AND EQUIPMENT, at cost:
  Oil and gas properties, full cost method                             79,374,879           77,067,569
  Unevaluated oil and gas properties                                    5,217,859            4,485,359
  Other property and equipment                                          1,720,533            1,718,757
                                                                     ------------         ------------
                                                                       86,313,271           83,271,685
 Less - accumulated depreciation, depletion and amortization          (60,952,228)         (59,511,084)
                                                                     ------------         ------------
      Net property and equipment                                       25,361,043           23,760,601
                                                                     ------------         ------------
OTHER ASSETS:
 Deferred financing costs
  (net of accumulated amortization)                                     5,119,819            5,360,234
 Recapitalization costs                                                         -              384,313
 Funds on deposit in escrow                                               498,058              493,481
                                                                     ------------         ------------
TOTAL ASSETS                                                         $ 33,466,347         $ 33,685,858
                                                                     ============         ============
             LIABILITIES AND STOCKHOLDERS' DEFICIT
             --------------------------------------
CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                            $  4,108,379         $  2,378,512
 Interest payable                                                       7,874,970            5,512,640
 Undistributed oil and gas revenues                                     1,161,728            1,590,223
 Current portion of note payables                                      68,388,212           68,309,653
                                                                     ------------         ------------
      Total current liabilities                                        81,533,289           77,791,028
                                                                     ------------         ------------
Notes payable (long-term portion)                                          14,008               17,121

Mandatorily redeemable Preferred Stock, no par value,
       1,000,000 authorized shares, 200,000 shares outstanding         12,844,277           12,360,322

STOCKHOLDERS' DEFICIT:
 Common stock, no par value, authorized 1,000,000
  shares; issued and outstanding 90,000 shares                              1,000                1,000
 Treasury stock                                                               (10)                 (10)
 Accumulated deficit                                                  (60,926,217)         (56,483,603)
                                                                     ------------         ------------
      Total stockholder's deficit                                     (60,925,227)         (56,482,613)
                                                                     ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                          $ 33,466,347         $ 33,685,858
                                                                     ============         ============

   The accompanying notes are an integral part of these financial statements.

                          FORMAN PETROLEUM CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                         Three Months Ended
                                                                              March 31,
                                                            ---------------------------------------------
                                                                    1999                    1998
                                                            ---------------------   ---------------------
Revenues:
 Oil and gas sales                                                  $  2,602,557             $ 4,207,558
 Interest income                                                           4,792                 164,693
 Overhead reimbursements                                                  13,945                  20,363
 Other income                                                              4,493                 (16,871)
                                                                    ------------             -----------
         Total revenues                                                2,625,787               4,375,743
                                                                    ------------             -----------
Costs and expenses:
 Production taxes                                                        124,905                 156,697
 Lease operating expenses                                                926,288                 904,544
 General and administrative expenses                                     618,230                 528,996
 Interest expense                                                      2,582,642               2,448,324
 Recapitalization expense                                                650,822                       -
 Depreciation, depletion and amortization                              1,681,558               2,550,993
                                                                    ------------             -----------
         Total expenses                                                6,584,445               6,589,554
                                                                    ------------             -----------
Net loss from operations                                              (3,958,658)             (2,213,811)
Provision for income taxes                                                     -                       -
                                                                    ------------             -----------
Net loss                                                              (3,958,658)             (2,213,811)
Preferred stock dividends                                               (473,539)               (408,698)
                                                                    ------------             -----------
Net loss attributable to common shares                              $ (4,432,197)            $(2,622,509)
                                                                    ============             ===========
Net loss per share                                                       $(49.25)                $(29.14)
                                                                    ============             ===========
Weighted average shares outstanding                                       90,000                  90,000
                                                                    ============             ===========

   The accompanying notes are an integral part of these financial statements.

                          FORMAN PETROLEUM CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                           ------------------------------------
                                                                                1999                  1998
                                                                           --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                   $(3,958,658)               $(2,213,811)
 Adjustments to reconcile net loss to net cash provided
  by operating activities-
   Depreciation and amortization                                              1,681,558                  2,550,993
   Withdrawal from interest escrow account                                            -                  2,449,601
   Write-off of recapitalization costs                                          384,313
 Change in assets and liabilities-
  (Increase) in oil and gas revenue receivable                                 (662,363)                   (85,550)
  (Increase) in accounts receivable                                             (30,737)                   (13,619)
  (Increase) in unbilled well costs and prepaids                                 (8,739)                      (162)
  (Increase) in prepaid expenses                                                 (6,692)                         -
  Increase in interest payable                                                2,362,330                          -
  Increase (Decrease) in accounts payable                                     1,729,867                   (219,611)
  (Decrease) Increase in undistributed oil and gas revenues                    (428,495)                   213,383
  Decrease in advance to operator                                               713,089                          -
  Increase in notes payable                                                      75,446                          -
                                                                            -----------                -----------
      Net cash provided by operating activities                               1,850,919                  2,681,224
                                                                            -----------                -----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
 Additions to oil and gas properties                                         (3,039,810)                (3,059,404)
 (Increase) Reduction in escrow account                                          (4,577)                    48,882
 Purchase of other property and equipment                                        (1,776)                   (23,171)
                                                                            -----------                -----------
      Net cash used in investing activities                                  (3,046,163)                (3,033,693)
                                                                            -----------                -----------
CASH FLOWS USED IN FINANCING ACTIVITIES:
 Repayment of notes payable                                                           -                     (2,941)
 Deferred financing costs                                                             -                     (8,904)
                                                                            -----------                -----------
      Net cash used in financing activities                                           -                    (11,845)
                                                                            -----------                -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (1,195,244)                  (364,314)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                               1,474,488                    457,869
                                                                            -----------                -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                   $   279,244                $    93,555
                                                                            ===========                ===========
SUPPLEMENTAL DISCLOSURES:
 Cash paid for-
  Interest                                                                  $         -                 $        -
                                                                            ===========                ===========
   Income taxes                                                             $         -                 $        -
                                                                            ===========                ===========

   The accompanying notes are an integral part of these financial statements.

                          FORMAN PETROLEUM CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 1999 AND 1998


1.  INTERIM FINANCIAL STATEMENTS

The financial statements of the Company at March 31, 1999 and for the three month period then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, for the year ended December 31, 1998 contained in the Company's Form 10-K (file number 333-31375) filed with the Commission on March 31, 1999.

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

3.  ISSUANCE OF NOTES

On June 3, 1997 the Company completed the private sale to Jefferies & Company, Inc. ("Jefferies") of 70,000 units ("Note Units") consisting of $70 million principal amount of 13.5% Senior Secured Notes due 2004, Series A (the "13.5% Notes") and warrants to purchase 29,067 shares of Common Stock, no par value (the "Common Stock"), of the Company at a price of $65,667,000 in a transaction not registered under the Securities Act (the "Act") in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D under the Act. Jefferies thereupon offered and resold the Note Units only to qualified institutional buyers and a limited number of institutional accredited investors at an initial price to such purchasers of $68,467,000. Concurrently with the offering of the Note Units, the Company completed a private sale to Jefferies of 200,000 units ("Equity Units") consisting of 200,000 shares of Series A Cumulative Preferred Stock (the "Preferred Stock") and warrants to purchase 14,533 shares of Common Stock. The Equity Units were sold to Jefferies for $9,200,000 in a transaction not registered under the Securities Act in reliance upon Section 4 (2) of the Act and Rule 506 of Regulation D under the Act. Jefferies thereupon offered and resold the Equity Units only to qualified institutional buyers and a limited number of institutional accredited investors at an initial price to such purchasers of $10,000,000. The offerings and sale of the Note Units and the Equity Units are referred to herein as the "Offerings".

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

4. INCOME TAXES

As discussed in Note 3, the Company issued a second class of stock on June 3, 1997, effectively terminating its S Corporation election. As a result, the Company is subject to Federal and state income taxes for the results of operations subsequent to June 2, 1997. In addition, due to the termination of the Company's status as an S Corporation for federal income tax purposes, the Company was also required to establish a net deferred tax liability calculated at the applicable Federal and state tax rates resulting primarily from financial reporting and income tax reporting basis differences in oil and gas properties. Accordingly, a net deferred tax liability of $5,081,000 was accrued at June 3, 1997. The Company has a net deferred tax asset at March 31, 1999 that has been fully reserved due to the Company's operating losses.


5. PER SHARE AMOUNTS

Historical and pro forma net loss per share amounts are calculated by dividing historical and pro forma net loss by the weighted average number of common shares outstanding (90,000 for each period presented).

6. FORWARD-LOOKING STATEMENTS

The discussion of Liquidity and Capital Resources in Notes 7 and 8 to these Financial Statements includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in Notes 7 and 8 are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Company's expectations. Such risks and uncertainties include, but are not limited to, the timing and extent of changes in commodity process for oil and gas, the need to develop and replace reserves, environmental risks, drilling and operating risks, risks related to exploration and development, uncertainties about the estimates of reserves, competition, government regulations and the ability of the Company to meet its stated business goals, issues and problems which may develop as the Company continues to assess its Year 2000 readiness, as well as other risks and uncertainties discussed in the Company's filings with the Securities and Exchange Commission (the "Cautionary Statements"). The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

7. LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit at March 31, 1999 of $79 million, resulting primarily from declines in both prices and production from 1998 levels, and from the acceleration of long term debt due to the default discussed in Note 8 below.

The Company believes that its cash on hand plus the expected normal cash flow from operations and available vendor financing will be not sufficient to fund its working capital needs for the remainder of 1999, even though exploration and development projects have been deferred. As expected, the receipt of the advance payment for the December 1998 gas previously reported will negatively impact the Company's ability to make the next scheduled interest payment on the Notes due on June 1, 1999, as well as subsequent payments. In addition, the Company has not paid the December, 1998 interest due. Pending the Recapitalization (defined below), the company intends to use available funds for exploration and development projects.

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

8. RECENT DEVELOPMENTS

The company has experienced financial difficulties since the sale in 1997 of the Company's 13.5% Notes and the Company's Preferred Stock. As previously reported, the Company engaged Oppenheimer on October 16, 1998 as the Company's exclusive financial advisor in connection with the possible Recapitalization of the Company.

The Company's financial difficulties are serious. On December 30, 1998, the Company announced the nonpayment of the December 1, 1998 installment of interest due on the 13.5% Notes within the thirty-day grace period provided for such payments. The Company does not presently have the funds to make the December 1, 1998 interest installment on the 13.5% Notes and does not anticipate having sufficient funds to do so at any time in the near future. In fact, pending the Recapitalization, the Company intends to continue to use available funds for exploration and development projects. On March 10, 1999, the Trustee declared an Event of Default under the Indenture with respect to the 13.5% Notes as a result of the nonpayment of the December 1, 1998 interest installment and declared the unpaid principal and accrued and unpaid interest on the 13.5% Notes to be due and payable. Certain holders of the 13.5% Notes have requested that the Trustee withdraw the notice of acceleration. There can be no assurance that the Trustee will withdraw the notice or that the Trustee will not pursue available remedies under the Indenture arising upon an Event of Default, including but not limited to filing suit against the Company to recover the whole amount of principal and interest.

The Company's financial difficulties have also seriously impaired its ability to make the capital investments necessary to maintain or expand its asset base of oil and gas reserves. The Company has previously used funds that would have otherwise have been available to pay a portion of the December 1, 1998 interest installment for two exploration and development projects. The first project was the drilling and successful completion of a gas well in the Boutte Field. The second project was a well in the West Gueydan Field being drilled by another operator in which the Company has a 50% working interest. Expenditures in connection with these two projects through April 30, 1999 were $2.7 million, with an additional $1.6 million expected over the balance of 1999. Three additional wells in other fields at an aggregate estimated cost of $6.2 million have been scheduled by the Company for drilling in 1999, pending the results of the Recapitalization.

The Company entered into a Memorandum of Understanding dated April 27, 1999 (the "Memorandum") with certain holders of the Company's 13.5% Senior Secured Notes Due June 1, 2004 (the "Noteholders") and certain holders of the Company's Series A Cumulative Preferred Stock (the "Preferred Stockholders") with respect to a proposed restructuring of the Company (the "Recapitalization"). The Board of Directors of the Company has approved the Memorandum.

The Company has agreed in the Memorandum to solicit acceptances of a prepackaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code. The provisions of the Memorandum shall form the basis for the Company's prepackaged plan of reorganization (the "Plan"). The Company has agreed to commence solicitation on or before July 26, 1999, provided that the Noteholders, the Preferred Stockholders, and the Company have reached an agreement on all of the terms of the Plan. Once the consents of the holders of the Notes and Preferred Stock that are necessary to satisfy Section 1126(c) of the Bankruptcy Code have been obtained, the Company has agreed to file with the bankruptcy court a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, together with the Plan and related documents, including, without limitation, a disclosure statement. By execution of the Memorandum, each of the Noteholders and Preferred Stockholders has agreed to vote for the Plan, provided it complies in all respects with the terms of the Memorandum.

In accordance with the terms of the Memorandum, the Company has executed a stay of the previously reported litigation currently pending against Jefferies & Company, Inc. in the United States District Court for the Eastern District of Louisiana, Civil Action No. 98-3070, Section "N" in order to enable all parties to execute such documents and instruments as may be necessary to pursue confirmation of the Plan.

The Company intends, absent unusual circumstances, to refrain from making any further announcements or reports with respect to the Recapitalization unless and until the Company commences solicitation of acceptances of the Plan. There can be no assurance that the Company will consummate the Recapitalization. If the Recapitalization is not completed, the Company may be forced to restructure the Company's outstanding obligations within a Chapter 11 bankruptcy.

The foregoing discussion includes many forward looking statements which are subject to the risks and uncertainties noted above in "Forward-Looking Statements" which could cause the actual results to differ materially from the Company's expectations.

9. LEGAL PROCEEDINGS

As previously reported, the Company filed a Complaint on Friday, October 16, 1998 against Jefferies & Company, Inc. ("Jefferies") in the United States District Court in and for the Eastern District of Louisiana. The Complaint asserts causes of action against Jefferies for breach of fiduciary duty, breach of contract, detrimental reliance, negligence, intentional misrepresentation, and negligent misrepresentation in connection with a 1997 offering of the 13.5% Notes and the Preferred Stock by the Company. The Company is seeking damages in an amount to be determined at trial. Although the Company is confident that the Complaint is well founded in law and fact, there can be no assurance that the Company will prevail in the lawsuit.

In accordance with the terms of the Memorandum, the Company has executed a stay of the litigation currently pending against Jefferies in order to enable all parties to execute such documents and instruments as may be necessary to pursue confirmation of the Plan.

The Company is not otherwise a party to any material pending legal proceeding, other than ordinary routine litigation incidental to its business that management believes would not have a material adverse effect on its financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion is intended to assist in an understanding of the Company's historical financial position and the results of operations for the three-month periods ended March 31, 1999 and 1998. The financial statements of the Company at March 31, 1999 and for the three month period then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, for the year ended December 31, 1998 contained in the Company's Annual Report on Form 10-K (file number 333-31375) filed with the Commission on March 31, 1999. The Company's historical financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

RISK FACTORS

A detailed discussion of risks and uncertainties which could affect the Company's future results and the forward looking statements contained in this report can be found in the "Item 1. Business - Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
Those risks and uncertainties remain applicable to the Company's operations. In addition, the risks and uncertainties noted therein with respect to "Substantial Leverage", "Substantial Capital Requirements", and "Technological Changes" are supplemented by the additional risks and uncertainties with respect to liquidity and Year 2000 readiness noted in the "Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" section of this report.

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

RESULTS OF OPERATIONS

The following table sets forth certain operating information with respect to the oil and gas operations of the Company for the three-month periods ended March 31, 1999 and 1998:

                                                    Three Months Ended
                                                        March 31,
                                         ---------------------------------------
                                               1999                  1998
                                         -----------------   -------------------
Sales:
      Oil (Bbls)                                  85,570                100,593
      Gas (Mcf)                                  787,510              1,180,613
      Oil and Gas (BOE)                          216,822                297,362
Sales Revenue:
 Total Oil Sales                              $  902,000             $1,409,071
 Total Gas Sales                               1,700,557              2,798,487
                                              ----------             ----------
      Total Sales                             $2,602,557             $4,207,558
Average Sales Prices:
 Oil (per Bbl)                                $    10.54             $    14.01
 Gas (per Mcf)                                $     2.16             $     2.37
 Per BOE                                      $    12.00             $    14.15
Average Costs (per BOE):
 Severance Taxes                              $     0.58             $     0.53
 Lease operating expenses                     $     4.27             $     3.04
 General and Administrative Exp.              $     2.85             $     1.78
 Depreciation, depletion and amort.           $     7.76             $     8.58

Revenues - The following table reflects an analysis of differences in the Company's oil and gas revenues between the three month period ended March 31, 1999 and the comparable period in 1998:

                                                         FIRST QUARTER
                                                       1999 COMPARED TO
                                                      FIRST QUARTER 1998
                                                      -------------------
Increase (decrease) in oil and gas
Revenues resulting from differences in:
Crude oil and condensate -
   Prices                                                 $  (296,815)
   Production                                                (210,256)
                                                          -----------
                                                             (507,071)
Natural gas -
   Prices                                                    (166,130)
   Production                                                (931,800)
                                                          -----------
                                                           (1,097,930)
                                                          -----------
Increase (decrease) in oil and gas revenues               $(1,605,001)
                                                         ============

For the quarter ended March 31, 1999, total oil and gas revenues decreased $1.6 million from revenues for the first quarter of 1998. Oil production for the quarter ended March 31, 1999 decreased 15% from the comparable quarter in 1998, and gas production between comparable periods decreased 33%. The decrease in oil and gas production resulted primarily from decreased production from the Simoneaux #7 and the Lafourche Realty A-2 wells. Oil prices for the quarter ended March 31, 1999 declined 25%, to $10.54 per Bbl from $14.01 per Bbl from the first quarter of 1998. Gas prices also declined during the quarter ended March 31, 1999 to $2.16 per Mcf from $2.37 per Mcf for the first quarter of 1998.

LEASE OPERATING EXPENSES - On a BOE basis, lease operating expenses experienced a 40% increase, to $4.27 per BOE for the three months ended March 31, 1999 from $3.04 per BOE in the comparable 1998 period. For the quarter ended March 31, 1999, lease operating expenses were 2% higher than the comparable quarter in 1998. The increase for the quarter ended March 31, 1999 resulted primarily from increased operating cost for the Lafourche Realty A-2 well.

SEVERANCE TAXES - The effective severance tax rate as a percentage of oil and gas revenues increased to 4.8% for the three months ended March 31, 1999 from 3.7% for the comparable period in 1998. This relatively low effective rate is attributable to wells that have a state severance tax exemption under Louisiana's severance tax abatement program, combined with the fact that, on a value basis, the Company's production is approximately two-thirds natural gas, which is taxed at a lower effective rate than oil.

GENERAL AND ADMINISTRATIVE EXPENSES - For the three months ended March 31, 1999 general and administrative ("G&A") expenses were $2.85 per BOE, a 60% increase from the $1.78 per BOE for the first three months of 1998. For the first three months of 1999, G&A increased 17%, from $529,000 in 1998 to $618,000 in 1999.
The first quarter increase in G&A per BOE in 1999 was primarily the result of a decrease in production during the first quarter of 1999 as compared to the comparable 1998 first quarter. The increase in actual G&A expenses for the three month period ended March 31, 1999 was primarily the result of additions to staff.

RECAPITALIZATION COSTS - The Company incurred $266,500 of costs directly associated with the recapitalization of the Company during the first quarter of 1999. Based on the terms of the Memorandum of Understanding discussed in Note 8 to the financial statements, the Company has expensed these recapitalization costs currently. In addition, the Company wrote off the $384,300 of accumulated recapitalization costs that were capitalized as of December 31, 1998.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE - For the three months ended March 31, 1999 depreciation, depletion and amortization ("DD&A") expense decreased 34% from the comparable 1998 period. The DD&A decrease from the first quarter of 1998 to 1999 is attributable to the Company's decreased production and related future capital costs between the comparable periods for 1998 and 1999.

On a BOE basis, which reflects the decreases in production, the DD&A rate for the first three months of 1999 was $7.76 per BOE compared to $8.58 per BOE for the same period in 1998, a decrease of 10%.

INTEREST EXPENSE - For the three months ended March 31, 1999 interest expense increased to $2.6 million from $2.4 million for the comparable 1998 period. This increase in interest expense is due primarily to additional interest in 1999 relating to vendor financing (see LIQUIDITY AND CAPITAL RESOURCES).

NET LOSS FROM OPERATIONS - Due to the factors described above, the net loss from operations for the three months ended March 31, 1999 was $3.3 million, an increase of $1.1 million over the net loss of $2.2 million reported for the first three months of 1998.

INCOME TAX EXPENSE - The Company issued a second class of stock on June 3, 1997, effectively terminating its S Corporation election. As a result, the Company is subject to Federal and state income taxes for the results of operations subsequent to June 2, 1997. In addition, due to the termination of the Company's status as an S Corporation for federal income tax purposes, the Company was also required to establish a net deferred tax liability calculated at the applicable Federal and state tax rates resulting primarily from financial reporting and income tax reporting basis differences in oil and gas properties. Accordingly, a net deferred tax liability of $5,081,000 was accrued at June 3, 1997. The Company has a net deferred tax asset at March 31, 1999 that has been fully reserved due to the Company's operating losses.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL AND CASH FLOW - The Company had a working capital deficit at March 31, 1999 of $79 million, resulting primarily from declines in both prices and production and from the acceleration of long term debt due to the default discussed in Note 8 to the financial statements. The Company's realized oil and gas prices declined another 25% and 9%, respectively, from the first quarter of 1998 to the first quarter of 1999. During the same period oil production declined 15% and gas production declined 33%. The combination of these further declines in both prices and production during the first quarter of 1999 significantly reduced the Company's revenues from production, from $4.2 million in the first quarter of 1998 to $2.6 million in the first quarter of 1999.

The Company believes that its cash on hand plus the expected normal cash flow from operations and available vendor financing will be not sufficient to fund its working capital needs for the remainder of 1999, even though exploration and development projects have been deferred. As expected, the receipt of the advance payment for the December 1998 gas previously reported likely will negatively impact the Company's ability to make the next scheduled interest payment on the notes due June 1, 1999, as well as subsequent payments. In addition, the Company has not paid the December, 1998 interest due. Pending the Recapitalization, the Company intends to use available funds for exploration and development projects.

The Company entered into a Memorandum of Understanding dated April 27, 1999 (the "Memorandum") with certain holders of the Company's 13.5% Senior Secured Notes Due June 1, 2004 (the "Noteholders") and certain holders of the Company's Series A Cumulative Preferred Stock (the "Preferred Stockholders") with respect to a proposed restructuring of the Company (the "Recapitalization"). The Board of Directors of the Company has approved the Memorandum.

The Company has agreed in the Memorandum to solicit acceptances of a prepackaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code. The provisions of the Memorandum shall form the basis for the Company's prepackaged plan of reorganization (the "Plan"). The Company has agreed to commence solicitation on or before July 26, 1999, provided that the Noteholders, the Preferred Stockholders, and the Company have reached an agreement on all of the terms of the Plan. Once the consents of the holders of the Notes and Preferred Stock that are necessary to satisfy Section 1126(c) of the Bankruptcy Code have been obtained, the Company has agreed to file with the bankruptcy court a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, together with the Plan and related documents, including, without limitation, a disclosure statement. By execution of the Memorandum, each of the Noteholders and Preferred Stockholders has agreed to vote for the Plan, provided it complies in all respects with the terms of the Memorandum.

In accordance with the terms of the Memorandum, the Company has executed a stay of the previously reported litigation currently pending against Jefferies & Company, Inc. in the United States District Court for the Eastern District of Louisiana, Civil Action No. 98-3070, Section "N" in order to enable all parties to execute such documents and instruments as may be necessary to pursue confirmation of the Plan.

The Company intends, absent unusual circumstances, to refrain from making any further announcements or reports with respect to the Recapitalization unless and until the Company commences solicitation of acceptances of the Plan. There can be no assurance that the Company will consummate the Recapitalization. If the Recapitalization is not completed, the Company may be forced to restructure the Company's outstanding obligations within a Chapter 11 bankruptcy.

The foregoing discussion includes many forward looking statements which are subject to the risks and uncertainties noted above in "Forward-Looking Statements" which could cause the actual results to differ materially from the Company's expectations.

The following summary table reflects comparative cash flows for the Company for the three month periods ended March 31, 1999 and 1998:

                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                  ---------------------------
                                                          (IN THOUSANDS)
                                                  ---------------------------
                                                      1999            1998
                                                  -----------       ---------
  Net cash provided by operating activities          $ 1,850         $ 2,681
  Net cash (used) by investing activities             (3,046)         (3,034)
  Net cash provided by financing activities              -0-             (12)

For the three months ended March 31, 1999 net cash provided by operating activities decreased to $1.85 million from $2.68 million during the comparable period in 1998.

Cash used in investing activities was virtually unchanged during the first three months of 1999 from the comparable period in 1998.

During the three months ended March 31, 1999 financing activities had no effect on cash flow, as compared to a $12,000 decrease in cash flow from financing activities during the comparable period in 1998.

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

FULL COST POOL WRITE-DOWN - The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the future gross revenue method based on the ratio of current gross revenue to total proved future gross revenues, computed based on current prices. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the present value (using a 10% discount rate) of estimated future net cash flow from proved oil and natural gas reserves, and the lower of cost and fair value of unproved properties after income tax effects, excess costs are charged to operations as a write down of the full cost pool. Once incurred, a write down of oil and natural gas properties is not reversible at a later date even if oil or natural gas prices increase. The Company was not required to make a write down in its asset base at the end of the first quarter of 1999 or the comparable period in 1998, although it did record a writedown of $ 19.6 million during the year ended December 31, 1998.

HEDGING ACTIVITIES - With the objective of achieving more predictable revenues and cash flows and reducing the exposure to fluctuations in oil and natural gas prices, the Company has entered into hedging transactions of various kinds with respect to both oil and natural gas. While the use of these hedging arrangements limits the downside risk of reverse price movements, it may also limit future revenues from favorable price movements. During 1997 and 1998, the Company entered into forward sales arrangements with respect to a portion (between 30-50%) of its estimated natural gas sales. As of May 1999, the Company has open forward sales arrangements for the months, volumes and prices as indicated in the following table:

                                 VOLUME           PERCENT OF          PRICE
MONTH             YEAR            (MCF)           PRODUCTION         PER MCF
-----             ----           ------           ----------         -------
May               1999           90,000                23%            $1.85
May               1999           77,500                20%            $2.39

The Company hedged about 30% of its estimated net oil production during the first six months of 1997,but it did not hedge any oil production during 1998 and has no outstanding oil hedges as of May, 1999. The Company continuously reevaluates its hedging program in light of market conditions, commodity price forecasts, capital spending and debt service requirements. The

Company may hedge additional volumes through the remainder of 1999 or it may determine from time to time to terminate its then existing hedging positions.

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

The Company has not yet quantified the impact of adopting Statement 133 on its financial statements and has not determined the timing of or method of adoption of Statement 133. However, the Statement is unlikely to significantly increase volatility in earnings and other comprehensive income, since the Company does not anticipate entering into material amounts of such investments in the future.

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

In accordance with the terms of the Memorandum, the Company has executed a stay of the litigation currently pending against Jefferies in order to enable all parties to execute such documents and instruments as may be necessary to pursue confirmation of the Plan.


YEAR 2000 DISCLOSURE - In August, 1998, the Securities and Exchange commission issued a release that included guidance for Year 2000 ("Y2K") disclosure in the MD&A portion of periodic filings under the securities Exchange Act of 1934, as amended. In accordance with this release, the following information is provided relating to the Company's Y2K issues:

1.  Readiness - The Company has reviewed the status of all of its information
    ---------
    technology ("IT") systems and has either received certification from third-party vendors and/or certified to its satisfaction that these IT systems are Y2K compatible. Concerning the Company's non-IT systems, the Company is currently assessing the extent to which any such non-IT systems may exist within the Company's operations and whether such systems are Y2K compatible. This assessment is scheduled to be completed by May 31, 1999. Following completion of this assessment, the Company will determine the most cost-effective method of bringing all such non-IT systems into compliance. This process is scheduled to be completed by the end of the second quarter, 1999.

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

2.  Cost to Address Company's Y2K Issues - The Company has not incurred any
    ------------------------------------
    material costs to date related to Y2K issues, and at this time it does not anticipate any material costs will be incurred to fix as yet unidentified Y2K issues. The costs of these projects and the dates on which the Company plans to complete modifications and replacements are based on management's' best estimates, the estimates of any third-party specialists who assist the Company, the modification plans of third parties and other factors. However, these estimates of future Y2K-related costs may change when the assessments of non-IT systems and third party issues are completed, and actual results could differ materially from those estimates.

3.  Risks - The Company's most reasonably likely worst case Y2K scenario at this
    -----
    time would be that one or more of the oil or natural gas pipelines serving the Company's producing properties would be unable to continue to take delivery of oil or natural gas produced by the Company due to a Y2K problem within a third party's pipeline system. The third party questionnaire described in Item 1 above is intended to determine the extent of this risk and the alternatives available to reduce or eliminate this risk. While the Company believes the likelihood of the above occurring to be low, there can be no assurance that the Company will not be materially adversely affected by Y2K problems.

4.  Contingency Plans - The Company presently does not have a contingency plan.
    -----------------
    The development of a contingency plan to handle the most reasonably likely worst case Y2K scenario is dependent upon the completion of the assessments of the non-IT systems and the third party questionnaires. The Company currently expects to have such a contingency plan in place by the end of the second quarter of 1999. When completed, it is intended that the Company's written Y2K contingency plan will include identified "point persons" to contact in the event of a Y2K problem, as well as the availability of back-up systems. Due to the nature of the open issues at this time, which involve only non-IT systems and third party issues, the Company does not currently anticipate the need for any third party consultants for remediation efforts.

The foregoing discussion includes many forward looking statements which are subject to the risks and uncertainties noted above in "Forward-Looking Statements" which could cause the actual results to differ materially from the Company's expectations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company's revenues are derived from the sale of oil and natural gas production. From time to time, the Company enters into hedging transactions which fix, for specific periods and specific volumes of production, the prices the Company will receive for its production. These agreements reduce the Company's exposure to decreases in the commodity prices on the hedged volumes, while also limiting the benefit the Company might otherwise have received from increases in commodity prices of the hedged production.

The Company uses hedging transactions for price protection purposes on a limited amount of its future production and does not use these agreements for speculative or trading purposes. The impact of hedges is recognized in oil and gas sales in the period the related production revenues are accrued.

Based on projected annual production volumes for 1999, a 10% decline in the prices the Company receives for its oil and natural gas production would have an approximate $3.6 million negative impact on the Company's discounted future net revenues. This impact of a hypothetical 10% decline in prices is net of any incremental gain that would be realized on hedge agreements in place as of May 1, 1999.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to "PART I - FINANCIAL INFORMATION, Item 1. Financial Statements, Note 9, Legal Proceedings", which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

The Company did not pay any preferred stock dividends in the quarter ended March 31, 1999 and has not paid preferred stock dividends since September 1, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - The following instruments and documents are included as Exhibits to this Form 10-Q. Exhibits incorporated by reference are so indicated by parenthetical information:

EXHIBIT
  NO.       EXHIBIT
-------     -------

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

10.3 Warrant Agreement dated June 3, 1997 by and between Forman Petroleum Corporation and U.S. Trust Company of Texas, N.A. regarding warrants issued in connection with the issuance of Series A Cumulative Preferred Stock (filed as Exhibit 10.3 to the Registration Statement on Form S-4 filed on July 16, 1997 and is incorporated herein by reference (File No. 333-31375)).

10.4 Warrant Agreement dated June 3, 1997 by and between Forman Petroleum Corporation and U.S. Trust Company of Texas, N.A. regarding warrants issued in connection with the issuance of Old Notes (filed as Exhibit 10.4 to the Registration Statement on Form S-4 filed on July 16, 1997 and is incorporated herein by reference (File No. 333-31375)).

10.5        Memorandum of Understanding dated April 27, 1999 (filed as Exhibit
            10.5 to the Current Report on Form 8-K dated April 27, 1999)

27          Financial Data Schedule

99.1 Press Release (regarding engagement of CIBC Oppenheimer Corp.)(filed as Exhibit 99.1 to the Current Report on Form 8-K filed on October 20, 1998)

99.2 Complaint against Jefferies & Company, Inc. filed on October 16, 1998 in the United States District Court in and for the Eastern District of Louisiana (filed as Exhibit 99.2 to the Current Report on Form 8-K filed on October 20, 1998)

99.3 Press Release (regarding lawsuit against Jefferies & Company, Inc.)(filed as Exhibit 99.3 to the Current Report on Form 8-K filed on October 20, 1998)

99.4 Press Release (regarding nonpayment of the December 1, 1998 installment of interest due on the Notes) (filed as Exhibit 99.4 to the Current Report on Form 8-K filed on December 1, 1998)

99.5 Press Release (regarding nonpayment of the December 1, 1998 installment of interest due on the Notes within the thirty day grace period) (filed as Exhibit 99.5 to the Current Report on Form 8-K filed on December 30, 1998)

(b)  REPORTS ON FORM 8-K

          1. Current Report on Form 8-K dated April 27, 1999 reporting the execution by the Company of the Memorandum of Understanding.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Forman Petroleum Corporation

Date: May 13, 1999          By: /s/ McLain J. Forman
                                --------------------
                                McLain J. Forman
                                Chairman of the Board, Chief
                                Executive Officer and President


                            By: /s/ Michael H. Price
                                --------------------
                                Michael H. Price
                                Chief Financial Officer