Form 10-Q
period 1999-06-30
FORMAN PETROLEUM CORP
filed 1999-08-23
CIK 1041635

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

                              Yes [X]    No [_]

As of August 10, 1999, there were 76,800 shares of the Registrant's Voting Common Stock, no par value, and 13,200 shares of the Registrant's Non-voting Common Stock, no par value, outstanding.

* The Commission file number refers to a Form S-4 Registration Statement filed by the Company under the Securities Act of 1933, which became effective September 26, 1997.

                          FORMAN PETROLEUM CORPORATION

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999

                               TABLE OF CONTENTS


                                     PART I
                                                          Page No.
Item 1. Financial Information:
          Balance Sheets as of June 30, 1999 and
          December 31, 1998                                     1

          Statement of Operations and Accumulated
          Deficit for the Three and Six Month Periods
          Ended June 30, 1999 and June 30, 1998                 2

          Statement of Cash Flows for the Six Month
          Periods Ended June 30, 1999 and June 30, 1998         3

          Notes to Financial Statements                       4-7

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                 8-18

Item 3. Quantitative and Qualitative Disclosures About
         Market Risk                                           19

                                    PART II

Item 1. Legal Proceedings                                      20

Item 3. Defaults Upon Senior Securities                        20

Item 5. Other Information                                      20

Item 6. Exhibits and Reports on Form 8-K                    21-23

Signatures                                                     24

                          FORMAN PETROLEUM CORPORATION

                                 BALANCE SHEETS

                                                                                     June 30,           December 31,
                                                                                       1999                 1998
                                                                                ------------------   ------------------
                                                                                   (Unaudited)
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                                                           $    169,816         $  1,474,488
 Accounts receivable                                                                      107,903               47,830
 Oil and gas revenue receivable                                                         1,049,532              656,433
 Advance to operator                                                                            -            1,200,000
 Prepaid expenses                                                                               -              297,154
 Other assets                                                                             102,255               11,324
                                                                                     ------------         ------------
      Total current assets                                                              1,429,506            3,687,229
                                                                                     ------------         ------------
PROPERTY AND EQUIPMENT, at cost:
  Oil and gas properties, full cost method                                             84,442,025           77,067,569
  Unevaluated oil and gas properties                                                    1,602,740            4,485,359
  Other property and equipment                                                          1,746,507            1,718,757
                                                                                     ------------         ------------
                                                                                       87,791,272           83,271,685
 Less- accumulated depreciation, depletion and amortization                           (63,152,429)         (59,511,084)
                                                                                     ------------         ------------
      Net property and equipment                                                       24,638,843           23,760,601
                                                                                     ------------         ------------
OTHER ASSETS:
 Deferred financing costs
  (net of accumulated amortization)                                                     4,959,537            5,360,234
 Recapitalization costs                                                                         -              384,313
 Funds on deposit in escrow                                                               475,916              493,481
                                                                                     ------------         ------------
TOTAL ASSETS                                                                         $ 31,503,802         $ 33,685,858
                                                                                     ============         ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                                            $  3,687,432         $  2,378,512
    Interest payable                                                                   10,237,464            5,512,640
 Undistributed oil and gas revenues                                                     1,083,319            1,590,223
 Current portion of note payables                                                      68,466,772           68,309,653
                                                                                     ------------         ------------
      Total current liabilities                                                        83,474,987           77,791,028
                                                                                     ------------         ------------
Notes payable (long-term portion)                                                          10,789               17,121
Mandatorily redeemable Preferred Stock, no par value,
 1,000,000 authorized shares, 200,000 shares outstanding                               13,339,924           12,360,322

STOCKHOLDERS' DEFICIT:
 Common stock, no par value, authorized 1,000,000
  shares; issued and outstanding 90,000 shares                                              1,000                1,000
 Treasury stock                                                                               (10)                 (10)
 Accumulated deficit                                                                  (65,322,888)         (56,483,603)
                                                                                     ------------         ------------
      Total stockholder's deficit                                                     (65,321,898)         (56,482,613)
                                                                                     ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                                          $ 31,503,802         $ 33,685,858
                                                                                     ============         ============

   The accompanying notes are an integral part of these financial statements.

                          FORMAN PETROLEUM CORPORATION

                            STATEMENTS OF OPERATIONS

                                                            Three Months Ended                       Six Months Ended
                                                                 June 30,                                June 30,
                                                -------------------------------------------------------------------------------
                                                         1999                1998                1999                1998
                                                   -----------------   -----------------   -----------------   -----------------
Revenues:
 Oil and gas sales                                     $  2,918,250        $  4,478,576        $  5,520,807        $  8,686,134
 Interest income                                              4,650              29,105               9,442             193,798
 Overhead reimbursements                                     18,720              17,548              32,665              37,911
 Other income                                                 3,977               9,014               8,470              (7,857)
                                                       ------------        ------------        ------------        ------------
         Total revenues                                   2,945,597           4,534,243           5,571,384           8,909,986
                                                       ------------        ------------        ------------        ------------
Costs and expenses:
 Production taxes                                           180,035             146,530             304,940             303,227
 Lease operating expenses                                   861,333             901,440           1,787,621           1,805,984
 General and administrative expenses                        693,477             576,173           1,311,707           1,105,169
 Interest expense                                         2,521,691           2,570,834           5,104,333           5,019,158
 Full cost ceiling write-down                                     -          12,039,831                   -          12,039,831
 Recapitalization costs                                     229,609                   -             880,431                   -
 Depreciation, depletion and amortization                 2,360,477           2,640,442           4,042,035           5,191,435
                                                       ------------        ------------        ------------        ------------
         Total expenses                                   6,846,622          18,875,250          13,431,067          25,464,804
                                                       ------------        ------------        ------------        ------------
Net loss from operations                               (  3,901,025)        (14,341,007)       (  7,859,683)        (16,554,818)
Provision for income taxes                                      ___                 ___                 ___                 ___
                                                       ------------        ------------        ------------        ------------
Net loss                                               (  3,901,025)        (14,341,007)       (  7,859,683)        (16,554,818)
Preferred stock dividends                              (        ---)           (424,005)       (        ---)           (833,103)
                                                       ------------        ------------        ------------        ------------
Net loss attributable to common shares                 $  3,901,025)       $(14,765,012)       $  7,859,683)       $(17,387,921)
                                                       ============        ============        ============        ============
Net loss per share                                          $(43.34)           $(164.05)            $(87.33)           $(193.20)
                                                       ============        ============        ============        ============
Weighted average shares outstanding                          90,000              90,000              90,000              90,000
                                                       ============        ============        ============        ============


   The accompanying notes are an integral part of these financial statements.

                          FORMAN PETROLEUM CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                                    Six Months Ended
                                                                                          June 30,
                                                                         ---------------------------------------
                                                                                1999                  1998
                                                                          --------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                   $(7,859,683)              $(16,554,818)
 Adjustments to reconcile net loss to net cash provided
  by operating activities-
   Depreciation and amortization                                              4,042,042                 17,231,266
   Withdrawal from interest escrow account                                            -                  3,963,071
 Change in assets and liabilities-
  (Increase) Decrease in oil and gas revenue receivable                        (393,099)                   228,600
  (Increase) Decrease in accounts receivable                                    (60,073)                   369,459
  (Increase) Decrease in unbilled well costs and prepaids                       206,223                     48,633
  Increase in interest payable                                                4,724,824                    787,470
  Increase (Decrease) in accounts payable                                     1,302,588                 (2,192,834)
  (Decrease) in undistributed oil and gas revenues                             (506,904)                   (11,860)
  Decrease in advance to operator                                             1,200,000                          -
  Increase (Decrease) in notes payable                                          157,119                    149,247
                                                                            -----------               ------------
      Net cash provided by operating activities                               2,813,037                  4,018,234
                                                                            -----------               ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to oil and gas properties                                         (4,491,837)                (3,779,465)
 Reduction of escrow account                                                     17,565                     48,882
 Purchase of other property and equipment                                       (27,750)                   (98,117)
                                                                            -----------               ------------
      Net cash used in investing activities                                  (4,502,022)                (3,828,700)
                                                                            -----------               ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Reduction of recapitalization costs                                            384,313                          -
 Deferred financing costs                                                             -                    (41,095)
                                                                            -----------               ------------
      Net cash (used) provided by financing activities                          384,313                    (41,095)
                                                                            -----------               ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                             (1,304,672)                   148,439
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                               1,474,488                    457,869
                                                                            -----------               ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                   $   169,816               $    606,308
                                                                            ===========               ============
SUPPLEMENTAL DISCLOSURES:
 Cash paid for-
  Interest                                                                  $         -               $  5,019,158
                                                                            ===========               ============
  Income taxes                                                              $         -               $          -
                                                                            ===========               ============

   The accompanying notes are an integral part of these financial statements.

                          FORMAN PETROLEUM CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998


1.  Interim Financial Statements

The financial statements of the Company at June 30, 1999 and for the three and six-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, for the year ended December 31, 1998 contained in the Company's Form 10-K (file number 333-31375) filed with the Commission on March 31, 1999.

The financial statements do not reflect any adjustments to assets or liabilities contemplated by the Joint Plan (defined below). The financial statements have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization and the ability to generate sufficient cash flows from operations to meet obligations. If the foregoing items do not occur, adjustments will be necessary to the amounts reflected in the financial statements.

2.  CHAPTER 11 PROCEEDING

The Company has experienced financial difficulties since the sale in 1997 of the Company's 13.5% Notes and the Company's Preferred Stock. On August 6, 1999, the Company filed a voluntary petition to reorganize the Company under Chapter 11 of the United States Bankruptcy Code (the "Petition"). The Petition was filed in the United States Bankruptcy Court for the Eastern District of Louisiana (the "Bankruptcy Court") and bears the caption In re Forman Petroleum Corporation, Debtor (Case No. 99-14319). The Company is presently operating its business as debtor-in-possession in accordance with the provisions of the Bankruptcy Code.

As previously reported, the Company entered into a Memorandum of Understanding dated April 27, 1999 (the "Memorandum") with certain holders of the Company's 13.5% Senior Secured Notes Due June 1, 2004 (the "Noteholders") and certain holders of the Company's Series A Cumulative Preferred Stock (the "Preferred Stockholders") with respect to a proposed restructuring of the Company (the "Recapitalization"). Prior to filing the Petition on August 6, 1999, the Company and the other parties to the Memorandum executed a First Amendment to Memorandum of Understanding (the "Amendment").

The provisions of the Memorandum, as amended by the Amendment, form the basis for the Company's joint plan of reorganization (the "Joint Plan"). The Amendment obligated the Company to file the Joint Plan in the Bankruptcy Court within five days after the filing of the

Petition. The Joint Plan was filed in the Bankruptcy Court on August 13, 1999. By execution of the Memorandum and the Amendment, each of the Noteholders and Preferred Stockholders that is a party thereto has agreed to vote for the Joint Plan, provided it complies in all respects with the terms of the Memorandum as amended by the Amendment.

The Joint Plan, in general terms, provides for the cancellation of all currently issued and outstanding common stock and for the conversion into newly issued shares of common stock of all outstanding 13.5% Senior Secured Notes and Series A Preferred Stock. The Joint Plan also provides for the issuance of warrants to purchase common stock to certain classes of interest holders and other persons and for the payment to lienholders and unsecured creditors of cash or notes in varying amounts. In addition, the Joint Plan provides for the dismissal of the pending litigation against Jefferies & Company, Inc. The Company will not commence solicitation of acceptance of the Joint Plan unless and until a Disclosure Statement has been filed with and approved by the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code.

As of the filing of the Petition, and pending confirmation of the Joint Plan, or any other plan of reorganization, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Company. The Company has obtained the approval of the Bankruptcy Court to continue to pay for utility services, payroll and employee benefits, and applicable taxes in connection therewith. The Company is also allowed to continue normal business practices, but it may not engage in transactions outside the ordinary course of business without first complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval where and when necessary. Two official committees of creditors are being formed in the bankruptcy proceeding, the Official Committee of Unsecured Creditors and the Official Committee of Holders of Senior Notes, and these committees will have the right to be heard with respect to any matters outside the ordinary course of business.

The Company has not yet submitted a motion and order for use of cash collateral. The Company expects to file the motion on or before August 31, 1999. The Company has no present intention of seeking debtor-in-possession financing.

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

On December 30, 1998, the Company announced the nonpayment of the December 1, 1998 installment of interest due on the 13.5% Notes within the thirty-day grace period provided for such payments. The Company also has failed to pay the June 1, 1999 installment. The Company does not presently have the funds to make the December 1, 1998, or the June 1, 1999 interest installments on the 13.5% Notes, which amount in the aggregate to $9,450,000 and does not anticipate having sufficient funds to do so at any time in the near future. On March 10, 1999, the Trustee declared an Event of Default under the Indenture with respect to the 13.5% Notes as a result of the nonpayment of the December 1, 1998 interest installment and declared the unpaid principal and accrued and unpaid interest on the 13.5% Notes to be due and payable.

4. PER SHARE AMOUNTS

Historical net loss per share amounts are calculated by dividing historical and pro forma net loss by the weighted average number of common shares outstanding (90,000 for each period presented).

5. LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit at June 30, 1999 of $82 million, resulting primarily from declines in both prices and production from 1998 levels, and from the acceleration of long term debt due to the default discussed in Note 3 above.

As of the date of the filing of the Petition, the Company did not have sufficient cash on hand plus the expected normal cash flow from operations and available vendor financing to fund its working capital needs.

6. LEGAL PROCEEDINGS

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

In accordance with the terms of the Memorandum, the Company has executed a stay of the litigation currently pending against Jefferies in order to enable all parties to execute such documents and instruments as may be necessary to pursue confirmation of the Joint Plan.

The Company is not otherwise a party to any material pending legal proceeding, other than ordinary routine litigation incidental to its business that management believes would not have a material adverse effect on its financial condition or results of operations.

As of the date of the filing of the Petition, substantially all pending litigation and collection of outstanding claims against the Company are stayed while the Company continues business operations as debtor-in-possession.

                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The following discussion is intended to assist in an understanding of the Company's historical financial position and the results of operations for the three-month and six-month periods ended June 30, 1999 and 1998. The financial statements of the Company at June 30, 1999 and for the three and six-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, for the year ended December 31, 1998 contained in the Company's Annual Report on Form 10-K (file number 333-31375) filed with the Commission on March 31, 1998. The Company's historical financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

CHAPTER 11 PROCEEDING

    The Company has experienced financial difficulties since the sale in 1997 of the Company's 13.5% Notes and the Company's Preferred Stock. On August 6, 1999, the Company filed a voluntary petition to reorganize the Company under Chapter 11 of the United States Bankruptcy Code (the "Petition"). The Petition was filed in the United States Bankruptcy Court for the Eastern District of Louisiana (the "Bankruptcy Court") and bears the caption In re Forman Petroleum Corporation, Debtor (Case No. 99-14319). The Company is presently operating its business as debtor-in-possession in accordance with the provisions of the Bankruptcy Code.

     As previously reported, the Company entered into a Memorandum of Understanding dated April 27, 1999 (the "Memorandum") with certain holders of the Company's 13.5% Senior Secured Notes Due June 1, 2004 (the "Noteholders") and certain holders of the Company's Series A Cumulative Preferred Stock (the "Preferred Stockholders") with respect to a proposed restructuring of the Company (the "Recapitalization"). Prior to filing the Petition on August 6, 1999, the Company and the other parties to the Memorandum executed a First Amendment to Memorandum of Understanding (the "Amendment").

    The provisions of the Memorandum, as amended by the Amendment, form the basis for the Company's joint plan of reorganization (the "Joint Plan"). The Amendment obligated the Company to file the Joint Plan in the Bankruptcy Court within five days after the filing of the Petition. The Joint Plan was filed in the Bankruptcy Court on August 13, 1999. By execution of the Memorandum and the Amendment, each of the Noteholders and Preferred Stockholders that is a party thereto has agreed to vote for the Joint Plan, provided it complies in all respects with the terms of the Memorandum as amended by the Amendment.

    The Joint Plan, in general terms, provides for the cancellation of all currently issued and outstanding common stock and for the conversion into newly issued shares of common stock of all outstanding 13.5% Senior Secured Notes and Series A Preferred Stock. The Joint Plan also provides for the issuance of warrants to purchase common stock to certain classes of interest holders and other persons and for the payment to lienholders and unsecured creditors of cash or notes in varying amounts. In addition, the Joint Plan provides for the dismissal of the pending litigation against Jefferies & Company, Inc. The Company will not commence solicitation of acceptance of the Joint Plan unless and until a Disclosure Statement has been filed with and approved by the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code.

    As of the filing of the Petition, and pending confirmation of the Joint Plan, or any other plan of reorganization, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Company. The Company has obtained the approval of the Bankruptcy Court to continue to pay for utility services, payroll and employee benefits, and applicable taxes in connection therewith. The Company is also allowed to continue normal business practices, but it may not engage in transactions outside the ordinary course of business without first complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval where and when necessary. Two official committees of creditors are being formed in the bankruptcy proceeding, the Official Committee of Unsecured Creditors and the Official Committee of Holders of Senior Notes, and these committees will have the right to be heard with respect to any matters outside the ordinary course of business.

    The Company has not yet submitted a motion and order for use of cash collateral. The Company expects to file the motion on or before August 31, 1999. The Company has no present intention of seeking debtor-in-possession financing.

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

EXPLORATION PROJECTS

    The Company engaged in two material exploration projects during the three-month and six-month periods ended June 30, 1999. The first project was the drilling and successful completion of a gas well in the Boutte Field. The second project was a well in the West Gueydan Field which was drilled by another operator through a partnership in which the Company had a 50% working interest. The West Gueydan well resulted in a dry hole. Expenditures in connection with these two projects through August 13, 1999 were $3.8 million, with no additional expenditures expected over the balance of 1999. Three additional wells in other fields at an aggregate estimated cost of $6.2 million have been scheduled by the Company for drilling in 1999, pending approval of the Joint Plan.

RESULTS OF OPERATIONS

    The following table sets forth certain operating information with respect to the oil and gas operations of the Company for the three-month and six-month periods ended June 30, 1999 and 1998:


                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                   JUNE 30,                            JUNE 30,
                                           --------------------------------  -----------------------------
                                               1999            1998              1999            1998
                                           -------------   -------------     -------------   -------------
Sales:
       Oil (Bbls)                                 86,843         102,961         172,413         203,554
       Gas (Mcf)                                 703,740       1,374,295       1,491,250       2,554,908
       Oil and gas (BOE)                         204,133         332,010         420,955         629,372
Sales Revenue:
 Total oil sales                              $1,360,349      $1,263,309      $2,262,349      $2,672,380
 Total gas sales                               1,557,901       3,215,267       3,258,458       6,013,754
                                              ----------      ----------      ----------      ----------
         Total sales                          $2,918,250      $4,478,576      $5,520,807      $8,686,134
Average sales prices:
 Oil (per Bbl)                                $    15.66      $    12.27      $    13.12      $    13.13
 Gas (per Mcf)                                $     2.21      $     2.34      $     2.19      $     2.35
 Per BOE                                      $    14.30      $    13.49      $    13.11      $    13.80
Average costs (per BOE):
 Severance taxes                              $     0.88      $     0.44      $     0.72      $     0.48
 Lease operating expenses                     $     4.22      $     2.72      $     4.25      $     2.87
 General and administrative expenses          $     3.40      $     1.74      $     3.12      $     1.76
 Depreciation, depletion and amort.           $    11.56      $    44.22      $     9.60      $    27.38

     REVENUES - The following table reflects an analysis of differences in the Company's oil and gas revenues (expressed in thousands of dollars) between the three and six-month periods ended June 30, 1999 and the comparable periods in 1998:

                                                                       FIRST SIX MONTHS
                                                SECOND QUARTER               1999
                                               1999 COMPARED TO        COMPARED TO FIRST
                                             SECOND QUARTER 1998        SIX MONTHS 1998
                                             -------------------       -----------------
Increase (decrease) in oil and gas
Revenues resulting from differences in:
Crude oil and condensate -
   Prices                                    $   294,804         $    (1,193)
   Production                                   (197,764)           (408,838)
                                             -----------         -----------
                                                  97,040            (410,031)
Natural gas -
   Prices                                        (88,552)           (251,653)
   Production                                 (1,568,814)         (2,503,643)
                                             -----------         -----------
                                              (1,657,366)         (2,755,296)
Increase (decrease) in oil and gas
 Revenues                                    $(1,560,326)        $(3,165,327)
                                             ===========         ===========

     The Company's oil and gas revenues decreased approximately $3.2 million, or 36% to $5.5 million for the six months ended June 30, 1999 from $8.7 million for the comparable period in 1998. Production levels for the six months ended June 30, 1999 decreased 33% to 421 thousand barrels of oil equivalent ("MBOE") from 629 MBOE for the comparable period in 1998. Gas production volumes decreased 42%, while oil volumes decreased 15%. The Company's average sales prices (including hedging activities) for oil and natural gas for the six months ended June 30, 1999 were $13.12 per Bbl and $2.19 per Mcf versus $13.13 per Bbl and $2.35 per Mcf in the comparable 1998 period. Revenues decreased $2.9 million due to the aforementioned production decreases, and decreased by $253,000 as a result of lower gas prices.

     For the quarter ended June 30, 1999 total oil and gas revenues decreased $1.6 million from revenues for the second quarter of 1998. Oil production for the quarter ended June 30, 1999 was down 16% from the comparable quarter in 1998, and gas production between comparable periods was down 49%. Oil prices for the quarter ended June 30, 1999 increased 28%, to $15.66 per Bbl from $12.27 per Bbl from the second quarter of 1998. Gas prices declined slightly during the quarter ended June 30, 1999 to $2.21 per Mcf from $2.34 per Mcf for the second quarter of 1998.

     LEASE OPERATING EXPENSES - On a BOE basis, lease operating expenses experienced a 48% increase, to $4.25 per BOE for the six months ended June 30, 1999 from $2.87 per BOE in the comparable 1998 period. For the first six months of 1999, lease operating expenses were down 1%, from $1,806,000 in 1998 to $1,788,000 in the comparable 1999 period. For the quarter ended June 30, 1999 lease operating expenses were 4% lower than the comparable quarter in 1998. The decreases for the quarter ended June 30, 1999 and for the first six months of 1999 resulted primarily from the reduced level of production between the first half of 1999 and the first half of 1998.

     SEVERANCE TAXES - The effective severance tax rate as a percentage of oil and gas revenues increased to 5.5% for the six months ended June 30, 1999 from 3.5% for the comparable period in 1998. For the quarter ended June 30, 1999 the effective tax rate increased to 6.2% from 3.3% for the comparable quarter in 1998. The effective severance tax rate increased in both periods because certain wells which were exempt in 1998 became taxable during 1999. The relatively low effective rate is attributable to the production from wells that have a state severance tax exemption under Louisiana's severance tax abatement program.

     GENERAL AND ADMINISTRATIVE EXPENSES - For the six months ended June 30, 1999 general and administrative ("G&A") expenses were $3.12 per BOE, a 77% increase from the $1.76 per BOE for the first six months of 1998. For the first six months of 1999, G&A increased 19%, from $1,105,000 in 1998 to $1,312,000 in
1999. For the quarter ended June 30, 1999 G&A increased 20%, from $576,000 in 1998 to $693,000 in 1999, and the G&A per BOE during the same periods increased 96%. The second quarter and first six months increases in G&A per BOE in 1999 were due to decreases in production during the periods as compared to the comparable periods for 1998. The increases in actual G&A expenses in the second quarter and six month periods ended June 30, 1999 were primarily the result of salary adjustments made during the second half of 1998, including the addition of a Chief Financial Officer and a manager of business development.

     DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE - For the six months ended June 30, 1999 depreciation, depletion and amortization ("DD&A") expense decreased 22% from the comparable 1998 period. Including the write-down of the full cost pool in the second quarter of 1998, DD&A decreased 77% between the first six months of 1998 and the first six months of 1999. For the quarter ended June 30, 1999, DD&A expense, before the write-down of the full cost pool in 1998, decreased 11% from the comparable second quarter of 1998. Including the second quarter 1998 write-down of the full cost pool, DD&A decreased 84% between the second quarter of 1998 and the second quarter of 1999. The write-down of the full cost pool was primarily attributable to significant price declines in oil and natural gas prices during 1988. Excluding the full cost pool write-down, the DD&A decreases for both the second quarter and the first six months of 1999 are attributable to the Company's decreased production and related future capital costs between the comparable periods for 1998 and 1999.

     On a BOE basis, which reflects the decreases in production, the DD&A rate (before the write-down of the full cost pool in 1998) for the first six months of 1999 was $9.60 per BOE compared to $8.25 per BOE for the same period in 1998, an increase of 16%. For the second quarter of 1999, DD&A per BOE (before the full cost pool write-down in 1998) was $11.56 compared to $7.95 for the comparable period in 1998, for an increase of 45%.

     INTEREST EXPENSE - For the six months ended June 30, 1999 interest expense increased to $5.1 million from $5.0 million for the comparable 1998 period, or a 2% increase. For the quarter ended June 30, 1999 interest expense decreased $49,000 from the comparable second quarter of 1998, or a 2% decrease.

     NET LOSS FROM OPERATIONS - Due to the factors described above, net loss from operations for the six months ended June 30, 1999 was $7.9 million, a decrease of $8.7 million from the net loss of $16.6 million reported for the first six months of 1998. The net loss for the quarter ended June 30, 1999 decreased $10.4 million, from $14.3 million in the second quarter of 1998 to $3.9 million during the second quarter of 1999. For both the three and six-month periods ended June 30, 1998, $12 million of the net loss from operations was due to the full cost ceiling write-down.

     INCOME TAX EXPENSE - The Company issued a second class of stock on June 3, 1997, effectively terminating its S Corporation election. As a result, the Company is subject to Federal and state income taxes for the results of operations subsequent to June 2, 1997. In addition, due to the termination of the Company's status as an S Corporation for federal income tax purposes, the Company was also required to establish a net deferred tax liability calculated at the applicable Federal and state tax rates resulting primarily from financial reporting and income tax reporting basis differences in oil and gas properties. Accordingly, a net deferred tax liability of $5,081,000 was accrued at June 3, 1997. The Company has a net deferred tax asset at June 30, 1999 that has been fully reserved due to the Company's operating losses.

LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL AND CASH FLOW - The Company had a working capital deficit at June 30, 1999 of $82 million, resulting primarily from declines in both prices and production from 1998 levels, and from the acceleration of long term debt due to the default discussed in Note 3 to the Company's financial statements.

     The following summary table reflects comparative cash flows for the Company for the three-month periods ended June 30, 1999 and 1998:

                                                                SIX MONTHS ENDED JUNE 30,
                                                           -----------------------------------
                                                                 1999               1998
                                                           ----------------   ----------------
     Net cash provided by operating activities                 $ 2,813,000        $ 4,018,000
     Net cash (used) by investing activities                    (4,502,000)        (3,829,000)
     Net cash provided (used) by financing activities              384,000            (41,000)

     For the six months ended June 30, 1999 net cash provided by operating activities decreased to $2.7 million from $4.0 million during the comparable period in 1998. This decrease was primarily due to the increased net loss during 1999, after accounting for the full cost pool write-down in 1998.

     Cash used in investing activities increased by $700,000, from $3.8 million during the first six months of 1998 to $4.5 million during the comparable period in 1999. This increase during 1999 was a result of increased capital spending during the first six months of 1999 as compared to the same period in 1998.

     During the six months ended June 30, 1999 financing activities provided cash flow of $541,000, as compared to $41,000 of cash flow utilized from financing activities during the comparable period in 1998. The increase in cash provided by financing activities during 1999 was the result of expensing recapitalization costs in the first half of 1999.

As of the date of the filing of the Petition, the Company did not have sufficient cash on hand, plus the expected normal cash flow from operations and available vendor financing to fund its working capital needs.

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

     On December 30, 1998, the Company announced the nonpayment of the December 1, 1998 installment of interest due on the 13.5% Notes within the thirty-day grace period provided for such payments. The Company also has failed to pay the June 1, 1999 installment. The Company does not presently have the funds to make the December 1, 1998, or the June 1, 1999 interest installments on the 13.5% Notes, which amount in the aggregate to $9,450,000 and does not anticipate having sufficient funds to do so at any time in the near future. On March 10, 1999, the Trustee declared an Event of Default under the Indenture with respect to the 13.5% Notes as a result of the nonpayment of the December 1, 1998 interest installment and declared the unpaid principal and accrued and unpaid interest on the 13.5% Notes to be due and payable.

     HEDGING ACTIVITIES - With the objective of achieving more predictable revenues and cash flows and reducing the exposure to fluctuations in oil and natural gas prices, the Company has entered into hedging transactions of various kinds with respect to both oil and natural gas. While the use of these hedging arrangements limits the downside risk of reverse price movements, it may also limit future revenues from favorable price movements. During the 1997 and 1998, the Company entered into forward sales arrangements with respect to a portion (between 30-50%) of its estimated natural gas sales. As of August 1999, the Company has open forward sales arrangements in the form of costless collars for the months, volumes and prices as indicated in the following table:

                   VOLUME  PERCENT OF  FLOOR PRICE  CEILING PRICE
 MONTH      YEAR   MMBTU   PRODUCTION    PER MCF       PER MCF
 -----      ----   ------  --------   ------------  -------------
August      1999   60,000   16%          $2.40          $2.61
September   1999   60,000   16%          $2.40          $2.61
October     1999   60,000   16%          $2.40          $2.61

The Company hedged about 30% of its estimated oil production during the first six months of 1997, but it did not hedge any oil production during 1998 and there are no outstanding oil hedges as of August 1999. The Company continuously reevaluates its hedging program in light of market conditions, commodity price forecasts, capital spending and debt service requirements. The Company may hedge additional volumes through the remainder of 1999 and into 2000 or it may determine from time to time to terminate its then existing hedging positions.

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

     Statement 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

     The Company has not yet quantified the impact of adopting Statement 133 on its financial statements and has not determined the timing of or method of adoption of Statement 133. However, the Statement will increase volatility in other comprehensive income.

DISTRICT COURT COMPLAINT

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

In accordance with the terms of the Memorandum, the Company has executed a stay of the litigation currently pending against Jefferies in order to enable all parties to execute such documents and instruments as may be necessary to pursue confirmation of the Joint Plan.

As of the date of the filing of the Petition, substantially all pending litigation and collection of outstanding claims against the Company are stayed while the Company continues business operations as debtor-in-possession.

YEAR 2000 DISCLOSURE

     In August, 1998, the Securities and Exchange commission issued a release that included guidance for Year 2000 ("Y2K") disclosure in the MD&A portion of periodic filings under the securities Exchange Act of 1934, as amended. In accordance with this release, the following information is provided relating to the Company's Y2K issues:

1. Readiness - The Company has reviewed the status of all of its information technology ("IT") systems and has either received certification from third-party vendors and/or certified to its satisfaction that these IT systems are Y2K compatible. Concerning the Company's non-IT systems, the Company has assessed the extent to which any such non-IT systems may exist within the Company's operations and whether such systems are Y2K compatible. This assessment was completed in June 1999. The Company will now determine the most cost-effective method of bringing all such non-IT systems into compliance. This process is scheduled to be completed by the end of the third quarter, 1999.

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

4. Contingency Plans - The Company presently does not have a contingency plan. The development of a contingency plan to handle the most reasonably likely worst case Y2K scenario is dependent upon the completion of the assessments of the non-IT systems and the third party questionnaires. The Company currently expects to have such a contingency plan in place by the end of the third quarter of 1999. When completed, it is intended that the Company's written Y2K contingency plan will include identified "point persons" to contact in the event of a Y2K problem, as well as the availability of back-up systems. Due to the nature of the open issues at this time, which involve only non-IT systems and third party issues, the Company does not currently anticipate the need for any third party consultants for remediation efforts.

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

Based on projected annual production volumes for 1999, a 10% decline in the prices the Company receives for its oil and natural gas production would have an approximate $3.6 million negative impact on the Company's discounted future net revenues. This impact of a hypothetical 10% decline in prices is net of any incremental gain that would be realized on hedge agreements in place as of August 15, 1999.

                                    PART II

Item 1.  LEGAL PROCEEDINGS

Reference is made to "PART I - FINANCIAL INFORMATION, Item 1. Financial Statements, Note 6, Legal Proceedings", which is incorporated herein by reference.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On December 30, 1998, the Company announced the nonpayment of the December 1, 1998 installment of interest due on the 13.5% Notes within the thirty-day grace period provided for such payments. The Company also has failed to pay the June 1, 1999 installment. The Company does not presently have the funds to make the December 1, 1998, or the June 1, 1999 interest installments on the 13.5% Notes, which amount in the aggregate to $9,450,000 and does not anticipate having sufficient funds to do so at any time in the near future. On March 10, 1999, the Trustee declared an Event of Default under the Indenture with respect to the 13.5% Notes as a result of the nonpayment of the December 1, 1998 interest installment and declared the unpaid principal and accrued and unpaid interest on the 13.5% Notes to be due and payable.

ITEM 5.  OTHER INFORMATION

The Company did not pay any preferred stock dividends in the quarter ended June 30, 1999 and has not paid preferred stock dividends since September 1, 1998.

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

10.5 Memorandum of Understanding dated April 27, 1999 (filed as Exhibit 10.5 to Current Report on Form 8-K dated April 27, 1999).

10.6 First Amendment to Memorandum of Understanting dated August 6, 1999 (filed as Exhibit 10.6 to Current Report on Form 8-K dated August 6, 1999).

27   Financial Data Schedule

99.1 Press Release (regarding engagement of CIBC Oppenheimer Corp.) (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on October 20,
     1998)

99.2 Complaint against Jefferies & Company, Inc. filed on October 16, 1998 in the United States District Court in and for the Eastern District of Louisiana (filed as Exhibit 99.2 to the Current Report on Form 8-K filed on October 20, 1998)

99.3 Press Release (regarding lawsuit against Jefferies & Company, Inc.) (filed as Exhibit 99.3 to the Current Report on Form 8-K filed on October 20,
     1998)

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

99.6 Press Release (regarding execution of First Amendment and filing of voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code) (filed as Exhibit 99.6 to the Current Report on Form 8-K dated August 6, 1999)

     (b) REPORTS ON FORM 8-K -

     1. Current Report on Form 8-K dated August 6, 1999 reporting the execution by the Company of the First Amendment and the filing by the Company of a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Forman Petroleum Corporation

Date: August 20, 1999             By: /s/ McLain J. Forman
                                      --------------------------------------
                                      McLain J. Forman
                                      Chairman of the board, Chief
                                      Executive Officer and President


                                  By: /s/ Marvin J. Gay
                                      ----------------------------------
                                      Marvin J. Gay
                                      Vice President and Treasurer