Form 10-Q
period 1999-09-30
FORMAN PETROLEUM CORP
filed 1999-11-22
CIK 1041635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1999
                                       Or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the transition period from      to

                       Commission file number 333-31375*

                             ----------------------

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

                              Yes [X]     No [ ]

As of November 15, 1998, there were 76,800 shares of the Registrant's Voting Common Stock, no par value, and 13,200 shares of the Registrant's Non-voting Common Stock, no par value, outstanding.

* The Commission file number refers to a Form S-4 Registration Statement filed by the Company under the Securities Act of 1933, which became effective September 26, 1997.

                         FORMAN PETROLEUM CORPORATION

              FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS


                                    PART I
                                                                                                Page No.
Item 1.          Financial Information:
                  Balance Sheets as of September 30, 1999 and
                  December 31, 1998                                                                  1

                  Statement of Operations and Accumulated
                  Deficit for the Three and Nine Month Periods
                  Ended September 30, 1999 and September 30, 1998                                    2

                  Statement of Cash Flows for the Nine Month
                  Periods Ended September 30, 1999 and
                  September 30, 1998                                                                 3

                  Notes to Financial Statements                                                    4-7

Item 2.          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                             8-17

Item 3.          Quantitative and Qualitative Disclosures about Market Risk                         18


                                    PART II

Item 1.          Legal Proceedings                                                                  19

Item 4.          Submission of Matters to a Vote of Security Holders                                19

Item 5.          Other Information                                                                  19

Item 6.          Exhibits and Reports on Form 8-K                                                20-21

Signatures                                                                                          22

                                    PART I

Item 1.  Financial Information

                         FORMAN PETROLEUM CORPORATION
                            (Debtor-in-Possession)
                                BALANCE SHEETS

                                                                           September 30,         December 31,
                                                                              1999                   1998
                                                                          ---------------      ---------------
                                     ASSETS                                            (Unaudited)
                                     ------
CURRENT ASSETS:
   Cash and cash equivalents                                              $    2,047,701       $    1,474,488
   Accounts receivable                                                           126,292               47,830
   Oil and gas revenue receivable                                             1,3716,196              655,433
   Advance to operator                                                            -                 1,200,000
   Unbilled well costs                                                            11,719               11,324
   Prepaid expenses                                                               72,930              297,154
                                                                          --------------       --------------
           Total current assets                                                3,574,838            3,687,229
                                                                          --------------       --------------
PROPERTY AND EQUIPMENT, at cost:
     Oil and gas properties, full cost method                                 84,756,161           77,067,569
     Unevaluated oil and gas properties                                        1,602,740            4,485,359
     Other property and equipment                                              1,758,512            1,718,757
                                                                          --------------       --------------
                                                                              82,586,286           83,271,685
   Less- accumulated depreciation, depletion and amortization                (64,905,619)         (59,511,084)
                                                                          --------------       --------------
           Net property and equipment                                         23,211,794           23,760,601
                                                                          --------------       --------------
OTHER ASSETS:
   Deferred financing costs (net of accumulated amortization)                  4,638,991           5,360,234
   Recapitalization costs                                                         -                  374,313
   Escrowed and restricted funds                                                 480,507             493,481
                                                                          --------------      --------------
TOTAL ASSETS                                                              $   31,906,130      $   33,685,858
                                                                          ==============      ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES NOT SUBJECT TO COMPROMISE:
   Accounts payable and accrued liabilities                               $      671,824      $    2,378,512
    Interest payable                                                              -                5,512,640
   Undistributed oil and gas revenues                                          1,289,723           1,590,223
   Current portion of note payables                                               11,776          68,309,653
                                                                          --------------      --------------
           Total current liabilities not subject to compromise                 1,973,323          77,791,028
                                                                          --------------      --------------
CURRENT LIABILITIES SUBJECT TO COMPROMISE                                     83,033,442             -
                                                                          --------------      --------------
           Total current liabilities                                          85,006,765          77,791,028
                                                                          --------------      --------------
Notes payable                                                                      5,331              17,121
Mandatorily redeemable Preferred Stock, no par value,
       1,000,000 authorized shares, 200,000 shares outstanding                13,544,563          12,360,322

STOCKHOLDERS' DEFICIT:
   Common stock, no par value, authorized 1,000,000
     shares; issued and outstanding 90,000 shares                                  1,000               1,000
   Treasury stock                                                                    (10)                (10)
   Accumulated deficit                                                       (66,651,519)        (56,483,603)
                                                                          --------------      --------------
           Total stockholder's deficit                                       (66,650,529)        (56,482,613)
                                                                          --------------      --------------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                               $   31,906,130      $   33,685,858
                                                                          ==============      ==============


  The accompanying notes are an integral part of these financial statements.

                         FORMAN PETROLEUM CORPORATION
                         ----------------------------
                            (Debtor-in-Possession)
                            ----------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                                           Three Months Ended                   Nine Months Ended
                                                              September 30,                       September 30,
                                                     ------------------------------     ------------------------------
                                                         1999             1998               1999            1998
                                                     -------------    -------------     -------------   --------------
Revenues:
   Oil and gas sales                                 $   3,761,167    $   3,749,790     $   9,281,974    $  12,435,924
   Interest income                                           4,636            6,535            14,078          200,333
   Overhead reimbursements                                  16,516           18,192            49,181           56,103
   Other income                                             24,174           17,509            32,644            9,652
                                                     -------------    -------------     -------------   --------------
         Total revenues                                  3,806,493        3,792,026         9,377,877       12,702,012
                                                     -------------    -------------     -------------   --------------
Costs and expenses:
   Production taxes                                        220,727          139,379           525,667          442,606
   Lease operating expenses                                779,134          931,339         2,566,755        2,737,323
   General and administrative expenses                     729,393          585,749         2,041,100        1,690,918
   Interest expense                                      1,044,138        2,493,023         6,148,471        7,512,181
   Full cost ceiling write-down                                  -                -                 -       12,039,831
   Reorganization  costs                                    83,356                -           963,787                -
   Depreciation, depletion and amortization              2,073,743        2,421,994         6,115,778        7,613,429
                                                     -------------    -------------     -------------   --------------
         Total expenses                                  4,930,491        6,571,484        18,361,558       32,036,288
                                                     -------------    -------------     -------------   --------------
Net loss from operations                                (1,123,998)      (2,779,458)       (8,983,681)     (19,334,276)
Provision for income taxes                                       -                -                 -                -
                                                     -------------    -------------     -------------   --------------
Net loss                                                (1,123,998)      (2,779,458)       (8,983,681)     (19,334,276)
Preferred stock dividends                                 (200,288)        (439,925)       (1,165,122)      (1,272,647)
                                                     -------------    -------------     -------------   --------------
Net loss attributable to common shares               $  (1,324,286)   $  (3,219,383)    $ (10,148,803)  $  (20,606,923)
                                                     =============    =============     =============   ==============
Net loss per share                                   $      (14.71)   $      (35.77)    $     (112.76)  $      (228.97)
                                                     =============    =============     =============   ==============
Weighted average shares outstanding                         90,000           90,000            90,000           90,000
                                                     =============    =============     =============   ==============

  The accompanying notes are an integral part of these financial statements.

                         FORMAN PETROLEUM CORPORATION
                         ----------------------------
                            (Debtor-in-Possession)
                            ----------------------

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                         -----------------------------------
                                                                              1999                 1998
                                                                         --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $   (8,983,681)      $  (19,334,276)
  Adjustments to reconcile net loss to net cash provided
     by operating activities-
       Depreciation and amortization                                          5,394,541           19,653,260
       Withdrawal from interest escrow account                                        -            3,978,147
       Reduction of capitalized costs                                           384,313                    -
       Deferred financing costs                                                 721,243               41,094
  Change in assets and liabilities-
     Decrease in oil and gas revenue receivable                                (659,763)             529,489
     Decrease (Increase) in accounts receivable                                 (78,462)             498,635
     (Increase) in unbilled well costs and prepaids                                (395)             (65,456)
     Decrease in prepaid expenses                                               224,224                    -
     Increase in interest payable                                             5,642,011            3,149,970
     (Decrease) Increase in accounts payable                                  1,638,548           (3,287,326)
     (Decrease) in undistributed oil and gas revenues                          (300,500)            (169,341)
     Increase in other payables                                                     (14)                   -
     Decrease in advances to operator                                         1,200,000                    -
     Increase in notes payable                                                  223,902              224,849
                                                                         --------------       --------------
           Net cash provided by operating activities                          5,405,967            5,219,045
                                                                         --------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties                                        (4,805,973)          (3,790,421)
  Reduction of escrow account                                                    12,974               48,882
  Purchase of other property and equipment                                      (39,755)            (115,733)
                                                                         --------------       --------------
           Net cash used in investing activities                             (4,832,754)          (3,857,272)
                                                                         --------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:                                                 -                    -

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       573,213            1,361,773

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                               1,474,488              457,869
                                                                         --------------       --------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                $    2,047,701       $    1,819,642
                                                                         ==============       ==============

SUPPLEMENTAL DISCLOSURES:
  Cash paid for-
     Interest                                                            $           -        $    4,791,488
                                                                         ==============       ==============
     Income taxes                                                        $           -        $           -
                                                                         ==============       ==============

  The accompanying notes are an integral part of these financial statements.

                         FORMAN PETROLEUM CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1998 AND 1997



1.  Significant Accounting Policies
    -------------------------------

The financial statements of the Company at September 30, 1999 and for the three and nine-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, for the year ended December 31, 1998 contained in the Company's Form 10-K
(file number 333-31375) filed with the Commission on March 31, 1999.

The financial statements have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. As fully described in Note 2 below, however, the Company filed a petition for relief under Chapter 11 of the United States Bankruptcy Code on August 6, 1999. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization and the ability to generate sufficient cash flows from operations to meet obligations. In the event a plan of reorganization is not confirmed by the Bankruptcy Court, the Company would not be able to continue as a going concern.

The Company's financial statements as of September 30, 1999 have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code", issued November 19, 1990 ("SOP 90-7"), which provides guidance for financial reporting by entities that have filed petitions for relief under Chapter 11 of the Bankruptcy Code. SOP-97 requires that the debtor in the Chapter 11 proceeding distinguish transactions and events that are directly associated with the reorganization from those of the operations of the ongoing business. In particular, SOP-97 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing dated and identification of all transactions and events that are directly associated with the reorganization.

The Company's comparative balances for prior periods have not been reclassified to conform with current balances under SOP 90-7. The most significant difference between the current period and prior periods presentations is the reclassification of substantially all of the outstanding debt and preferred stock to "liabilities subject to compromise". See Note 5 for a detailed description of liabilities subject to compromise as of September 30, 1999. Pre-petition claims that are listed as "liabilities subject to compromise" are recorded for the amounts the Company expects to be allowed on such claims rather than estimates of the amounts for which such claims may be settled under the plan of reorganization ultimately approved by the Bankruptcy Court.

The Statement of Operations and Statement of Cash Flows separately disclose expenses related to the Chapter 11 proceeding.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may result from the Chapter 11 proceeding. Upon confirmation of a plan of reorganization, adjustments to the carrying values of the Company's assets and liabilities may be required to reflect the terms of the plan.

2.  Chapter 11 Bankruptcy Proceeding
    --------------------------------

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

As previously reported, the Company entered into a Memorandum of Understanding dated April 27, 1999 (the "Memorandum") with certain holders of the Company's 13.5% Senior Secured Notes Due June 1, 2004 (the "Noteholders") and certain holders of the Company's Series A Cumulative Preferred Stock (the "Preferred Stockholders") with respect to a proposed reorganization of the Company. Prior to filing the Petition on August 6, 1999, the Company and the other parties to the Memorandum executed a First Amendment to Memorandum of Understanding (the "Amendment").

The provisions of the Memorandum, as amended by the Amendment, form the basis for the Company's Joint Plan of Reorganization, which was filed in the Bankruptcy Court on August 13, 1999. A First Amended Joint Plan of Reorganization (the "Joint Plan") and a Disclosure Statement were filed in the Bankruptcy Court on September 28, 1999. By execution of the Memorandum and the Amendment, each of the Noteholders and Preferred Stockholders that is a party thereto has agreed to vote for the Joint Plan, provided it complies in all respects with the terms of the Memorandum as amended by the Amendment.

The Joint Plan, in general terms, provides for the cancellation of all currently issued and outstanding common stock and for the conversion into newly issued shares of common stock of all outstanding 13.5% Senior Secured Notes and Series A Preferred Stock. The Joint Plan also provides for the issuance of warrants to purchase common stock to certain classes of interest holders and other persons and for the payment to lienholders and unsecured creditors of cash or notes in varying amounts. In particular, (i) allowed M&M lien claims will receive, at the election of the holders of such claims, either 60% in cash as of the initial distribution date pursuant to the Joint Plan or 100% payable over 5 years,
(ii) allowed unsecured claims will receive, at the election of the holders of such claims, either 50% in cash as of the initial distribution date pursuant to the Joint Plan or 100% payable over 7 years, and (iii) convenience claims, which are defined by the Joint Plan as unsecured claims of less than $30,000, will be paid in full no later than the initial distribution date pursuant to the Joint Plan. Current management of the Company will receive twenty seven and one-half (27.5) month employment agreements with the reorganized Company. The Joint Plan also provides for the dismissal of the pending litigation against Jefferies & Company, Inc. The foregoing summary of the Joint Plan is not intended as a solicitation of acceptances. The Company will not commence solicitation of acceptance of the Joint Plan unless and until a Disclosure Statement has been approved by the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code.

As of the filing of the Petition, and pending confirmation of the Joint Plan, or any other plan of reorganization, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Company. In connection with these claims, the Bankruptcy Court established November 3, 1999 as the official bar date for filing pre-petition claims. Claims filed after that date generally will be disallowed. Claims that the Company believes will be allowed are reflected in the September 30, 1999 balance sheet as "liabilities subject to compromise". See Note 5 for a discussion of liabilities subject to compromise as of September 30, 1999. Additional claims may arise resulting from the rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (agreed to by the parties in interest) of allowed claims for contingencies and other disputed amounts. No provision has been recorded in the September 30, 1999 financial statements, however, for any such claims.

While operating as a debtor-in-possession during the Chapter 11 proceedings, the Company is stayed from paying interest on debts, except as authorized by the Bankruptcy Court. In addition, interest expense on unsecured and undersecured obligations cease to accrue as of the Petition Date. The Senior Notes are undersecured. The additional interest which has not accrued on the Senior Notes as a result of the Chapter 11 proceeding amounted to $2,604,558 as of November 15, 1999. The Company is also stayed from paying dividends on its Preferred Stock , except as authorized by the Bankruptcy Court. Dividends on the Preferred Stock ceased to accrue as of the Petition Date. The Preferred Stock is unsecured. The additional dividends which have not accrued on the Preferred Stock as a result of the Chapter 11 proceeding amounted to $467, 733 as of November 15, 1999.

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

Two official committees of creditors have been formed in the bankruptcy proceeding, the Official Committee of Unsecured Creditors and the Official Committee Bondholders, and these committees will have the right to be heard with respect to any matters outside the ordinary course of business.

On September 27, 1999, the Company and the Senior Noteholders Committee filed a Motion for Authority to Use Cash Collateral and Granting the Senior Noteholders Adequate Protection (the "Cash Collateral Motion"). An Interim Order Approving the Cash Collateral Motion was entered by the Bankruptcy Court on September 30, 1999, and a Final Hearing on the Cash

Collateral Motion and Interim Order was held on October 20, 1999. A motion and final order regarding the use of cash collateral were filed in the Chapter 11 Case on November 17, 1999.

The Bankruptcy Court has scheduled a hearing to consider the Company's Disclosure Statement on November 10, 1999. Upon approval by the Bankruptcy Court, the Disclosure Statement will be sent to all members of each class of creditors and equity security holders entitled to vote for acceptance or rejection. Following acceptance or rejection of the Joint Plan by the impaired classes of creditors and equity security holders, the Bankruptcy Court, at a hearing presently scheduled for December 29, 1999 will consider whether to confirm the Joint Plan. The Bankruptcy Court, however, may continue or reschedule the hearings on the disclosure statement and plan confirmation. To confirm a plan, the Bankruptcy Court is required to find, among other things, that (i) with respect to each impaired class of creditors and equity security holders each holder in such class will, pursuant to the plan, receive at least as much as such holder would receive in liquidation, (ii) each impaired class of creditors and equity security holders has accepted the plan by the requisite vote, and (iii) confirmation of the plan is not likely to be followed by liquidation or the need for further financial reorganization of the debtor or any successor unless the plan proposes such liquidation or reorganization. If any impaired class of creditors does not accept the Joint Plan, assuming that all the other requirements of the Bankruptcy Court are met, the Company may request the Bankruptcy Court to invoke the "cram down" provisions of the Bankruptcy Code and seek confirmation of the Joint Plan over the creditors' objections.

The Company cannot predict the outcome of any of the foregoing proceedings; however, it is not uncommon for reorganization plans proposed by debtors in bankruptcy proceedings to be amended on one or more occasions in response to a variety of circumstances, including negotiations among the debtors, their creditors and the equity security holders. At the present time however, the Company is unable to predict whether the Joint Plan will be amended and, if so, to what extent.

After a plan of reorganization is approved by the Bankruptcy Court, continuation of the business thereafter is dependent upon the success of future operations and the Company's ability to meet its obligations as they become due.

3.   Issuance of Notes
     -----------------

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

On December 30, 1998, the Company announced the nonpayment of the December 1, 1998 installment of interest due on the 13.5% Notes within the thirty-day grace period provided for such payments. The Company also has failed to pay the June 1, 1999 installment. The Company does not presently have the funds to make the December 1, 1998 or the June 1, 1999 interest installments on the 13.5% Notes, which amount in the aggregate to $9,450,000 and does not anticipate having sufficient funds to do so at any time in the near future. Nor does the Company anticipate having sufficient funds to pay the additional $1,727,419 in interest on the Senior Notes that accrued between June 1, 1999 and the Petition Date. On March 10, 1999, the Trustee declared an Event of Default under the Indenture with respect to the 13.5% Notes as a result of the nonpayment of the December 1, 1998 interest installment and declared the unpaid principal and accrued and unpaid interest on the 13.5% Notes to be due and payable.

While operating as a debtor-in-possession during the Chapter 11 proceedings, the Company is stayed from paying interest on debts, except as authorized by the Bankruptcy Court. In addition, interest expense on unsecured and undersecured obligations cease to accrue as of the Petition Date. The Senior Notes are undersecured. The additional interest which has not accrued on the Senior Notes as a result of the Chapter 11 proceeding amounted to $2,604,558 as of November 15, 1999.

4. Legal Proceedings
   -----------------

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

In accordance with the terms of the Memorandum, the Company has executed a stay of the litigation currently pending against Jefferies in order to enable all parties to execute such documents and instruments as may be necessary to pursue confirmation of the Joint Plan. The Joint Plan provides for the dismissal of the Jefferies litigation with prejudice and the release of all claims of the Company against Jefferies.

As of the date of the filing of the Petition, substantially all pending litigation and collection of outstanding claims against the Company are stayed while the Company continues business operations as debtor-in-possession.

5. Hedging Activities - With the objective of achieving more predictable
   ------------------
revenues and cash flows and reducing the exposure to fluctuations in oil and natural gas prices, the Company has entered into hedging transactions of various kinds with respect to both oil and natural gas. While the use of these hedging arrangements limits the downside risk of reverse price movements, it may also limit future revenues from favorable price movements. During the 1997 and 1998, the Company entered into forward sales arrangements with respect to a portion (between 30-50%) of its estimated natural gas sales. As of November 1999, the Company has open forward sales arrangements in the form of fixed price sales for the months, volumes and prices as indicated in the following table:

                                                  Volume        Percent of       Price per
                                                  ------        ----------       ---------
                    Month             Year        MMBTU         Production          MCF
                    -----             ----        -----         ----------          ---
                    November          1999       120,000            38%             $ 3.08
                    December          1999        60,000            19%             $ 3.10
                    January           2000        60,000            19%             $ 3.10
                    February          2000        60,000            19%             $ 3.10
                    March             2000        60,000            19%             $ 3.10

The Company hedged about 30% of its estimated oil production during the first six months of 1997, but it did not hedge any oil production during 1998. Beginning November 1, 1999, the Company contracted to sell 6,000 barrels of oil per month at a fixed price of $20.90 per barrel for the next twelve months. This forward sale of oil represents approximately 15% of the Company's current monthly oil sales. The Company continuously reevaluates its hedging program in light of market conditions, commodity price forecasts, capital spending and debt service requirements. The Company may hedge additional volumes through the remainder of 1999 and into 2000 or it may determine from time to time to terminate its then existing hedging positions.

6.  Liabilities Subject to Compromise
    ---------------------------------

Those liabilities as of the Petition Date that are expected to be settled as part of the plan of reorganization are classified in the balance sheet as liabilities subject to compromise as of September 30, 1999 and December 31, 1998, and include the following:

     Description                                          September 30, 1999            December 31, 1999
     -----------                                          ------------------            -----------------
     Accrued Trade Payables                                   $   3,345,236               $         -
     Notes Payable - Secured  (Incl. Interest)                $  79,688,206               $         -

Payment of the foregoing obligations is stayed while the Company continues to operate as a debtor-in-possession until the Bankruptcy Court has confirmed a plan of reorganization.

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

General

        The following discussion is intended to assist in an understanding of the Company's historical financial position and the results of operations for the three-month and nine-month periods ended September 30, 1999 and 1998. The financial statements of the Company at September 30, 1999 and for the three and nine-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, for the year ended December 31, 1998 contained in the Company's Annual Report on Form 10-K (file number 333-31375) filed with the Commission on March 31, 1998. The Company's historical financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

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

        As previously reported, the Company entered into a Memorandum of Understanding dated April 27, 1999 (the "Memorandum") with certain holders of the Company's 13.5% Senior Secured Notes Due June 1, 2004 (the "Noteholders") and certain holders of the Company's Series A Cumulative Preferred Stock (the "Preferred Stockholders") with respect to a proposed reorganization of the Company. Prior to filing the Petition on August 6, 1999, the Company and the other parties to the Memorandum executed a First Amendment to Memorandum of Understanding (the "Amendment").

        The provisions of the Memorandum, as amended by the Amendment, form the basis for the Company's Joint Plan of Reorganization, which was filed in the Bankruptcy Court on August 13, 1999. A First Amended Joint Plan of Reorganization (the "Joint Plan") and a Disclosure Statement were filed in the Bankruptcy Court on September 28, 1999. By execution of the Memorandum and the Amendment, each of the Noteholders and Preferred Stockholders that is a party thereto has agreed to vote for the Joint Plan, provided it complies in all respects with the terms of the Memorandum as amended by the Amendment.

        The Joint Plan, in general terms, provides for the cancellation of all currently issued and outstanding common stock and for the conversion into newly issued shares of common stock of all outstanding 13.5% Senior Secured Notes and Series A Preferred Stock. The Joint Plan also provides for the issuance of warrants to purchase common stock to certain classes of interest holders and other persons and for the payment to lienholders and unsecured creditors of cash or notes in varying amounts. In particular, (i) allowed M&M lien claims will receive, at the election of the holders of such claims, either 60% in cash as of the initial distribution date pursuant to the Joint Plan or 100% payable over 5 years, (ii) allowed unsecured claims will receive, at the election of the holders of such claims, either 50% in cash as of the initial distribution date pursuant to the Joint Plan or 100% payable over 7 years, and (iii) convenience claims, which are defined by the Joint Plan as unsecured claims of less than $30,000, will be paid in full no later than the initial distribution date pursuant to the Joint Plan. Current management of the Company will receive twenty seven and one-half (27.5) month employment agreements with the reorganized Company. The Joint Plan also provides for the dismissal of the pending litigation against Jefferies & Company, Inc. The foregoing summary of the Joint Plan is not intended as a solicitation of acceptances. The Company will not commence solicitation of acceptance of the Joint Plan unless and until a Disclosure Statement has been approved by the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code.

        As of the filing of the Petition, and pending confirmation of the Joint Plan, or any other plan of reorganization, actions to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Company. In connection with these claims, the Bankruptcy Court established November 3, 1999 as the official bar date for filing pre-petition claims. Claims filed after that date generally will be disallowed. Claims that the Company believes will be allowed are reflected in the September 30, 1999 balance sheet as "liabilities subject to compromise". See Note 5 for a discussion of liabilities subject to compromise as of September 30, 1999. Additional claims may arise resulting from the rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (agreed to by the parties in interest) of allowed claims for contingencies and other disputed amounts. No provision has been recorded in the September 30, 1999 financial statements, however, for any such claims.

        While operating as a debtor-in-possession during the Chapter 11 proceedings, the Company is stayed from paying interest on debts, except as authorized by the Bankruptcy Court. In addition, interest expense on unsecured and undersecured obligations cease to accrue as of the Petition Date. The Senior Notes are undersecured. The additional interest which has not accrued on the Senior Notes as a result of the Chapter 11 proceeding amounted to $ 2,603,830 as of November 15, 1999. The Company is also stayed from paying dividends on preferred stock, except as authorized by the Bankruptcy Court. The Company's Preferred Stock is cumulative, accruing dividends at an annual rate of 15%, payable quarterly. The additional dividends which have not accrued on the Preferred Stock as a result of the Chapter 11 proceeding amounted to $

        The Company has obtained the approval of the Bankruptcy Court to continue to pay for utility services, payroll and employee benefits, and applicable taxes in connection therewith. The Company is also allowed to continue normal business practices, but it may not engage in transactions outside the ordinary course of business without first complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval where and when necessary.

        Two official committees of creditors have been formed in the bankruptcy proceeding, the Official Committee of Unsecured Creditors and the Official Committee Bondholders, and these committees will have the right to be heard with respect to any matters outside the ordinary course of business.

         On September 27, 1999, the Company and the Senior Noteholders Committee filed a Motion for Authority to Use Cash Collateral and Granting the Senior Noteholders Adequate Protection (the "Cash Collateral Motion"). An Interim Order Approving the Cash Collateral Motion was entered by the Bankruptcy Court on September 30, 1999, and a Final Hearing on the Cash Collateral Motion and Interim Order was held on October 20, 1999. A motion and final order regarding the use of cash collateral were filed in the Chapter 11 Case on November 16, 1999.

        The Bankruptcy Court has scheduled a hearing to consider the Company's Disclosure Statement on November 10, 1999. Upon approval by the Bankruptcy Court, the Disclosure Statement will be sent to all members of each class of creditors and equity security holders entitled to vote for acceptance or rejection. Following acceptance or rejection of the Joint Plan by the impaired classes of creditors and equity security holders, the Bankruptcy Court, at a hearing presently scheduled for December 29, 1999 will consider whether to confirm the Joint Plan. The Bankruptcy Court, however, may continue or reschedule the hearings on the disclosure statement and plan confirmation. To confirm a plan, the Bankruptcy Court is required to find, among other things, that (i) with respect to each impaired class of creditors and equity security holders each holder in such class will, pursuant to the plan, receive at least as much as such holder would receive in liquidation, (ii) each impaired class of creditors and equity security holders has accepted the plan by the requisite vote, and (iii) confirmation of the plan is not likely to be followed by liquidation or the need for further financial reorganization of the debtor or any successor unless the plan proposes such liquidation or reorganization. If any impaired class of creditors does not accept the Joint Plan, assuming that all the other requirements of the Bankruptcy Court are met, the Company may request the Bankruptcy Court to invoke the "cram down" provisions of the Bankruptcy Code and seek confirmation of the Joint Plan over the creditors' objections.

        The Company cannot predict the outcome of any of the foregoing proceedings; however, it is not uncommon for reorganization plans proposed by debtors in bankruptcy proceedings to be amended on one or more occasions in response to a variety of circumstances, including negotiations among the debtors, their creditors and the equity security holders. At the present time however, the Company is unable to predict whether the Joint Plan will be amended and, if so, to what extent.

        After a plan of reorganization is approved by the Bankruptcy Court, continuation of the business thereafter is dependent upon the success of future operations and the Company's ability to meet its obligations as they become due.

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

        On June 3, 1997, the Company issued preferred stock as further described under "Liquidity and Capital Resources. Long Term Financing." Prior to the issuance of this preferred stock, the Company was taxed as an S Corporation. The issuance of preferred stock terminated the S Corporation status effective June 3, 1997. For the short year beginning June 4, 1997 and subsequent years, the Company is subject to Federal and state income tax.

Exploration Projects

        The Company engaged in two material exploration projects during the three-month and nine-month periods ended September 30, 1999. The first project was the drilling and successful completion of a gas well in the Boutte Field. The second project was a well in the West Gueydan Field which was drilled by another operator through a partnership in which the Company had a 50% working interest. The West Gueydan well resulted in a dry hole.

Expenditures in connection with these two projects through November 15, 1999 were $3.8 million, with no additional expenditures expected over the balance of 1999.

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

Results of Operations

         The following table sets forth certain operating information with respect to the oil and gas operations of the Company for the three-month and nine-month periods ended September 30, 1999 and 1998:

                                                     Three Months Ended                    Nine Months Ended
                                                       September 30,                          September 30,
                                              ---------------------------------      --------------------------------
                                                   1999               1998                 1999              1998
                                              --------------     --------------      -------------      -------------
Sales:
         Oil (Bbls)                                   89,513             96,776            261,926            300,330
         Gas (Mcf)                                   721,064          1,200,635          2,212,314          3,755,543
         Oil and Gas (BOE)                           209,690            296,882            630,645            926,254

Sales Revenue:
   Total Oil Sales                                $1,757,548         $1,129,818         $4,019,897         $3,802,198
   Total Gas Sales                                 2,003,619          2,619,972          5,262,077          8,633,726
                                               -------------      -------------        -----------        -----------
           Total Sales                            $3,761,167         $3,749,790         $9,281,974        $12,435,924

Average Sales Prices:
   Oil (per Bbl)                                  $    19.63         $    11.67         $    15.35        $     12.66
   Gas (per Mcf)                                  $     2.78         $     2.18         $     2.38        $      2.30
   Per BOE                                        $    17.94         $    12.63         $    14.72        $     13.43

Average Costs (per BOE):
   Severance Taxes                                $     1.05         $     0.47         $     0.83        $      0.48
   Lease operating expenses                       $     3.72         $     3.14         $     4.07        $      2.96
   General and Administrative Exp.                $     3.48         $     1.97         $     3.24        $      1.83
   Depreciation, depletion and amort.             $     9.89         $     8.16         $     9.70        $     21.22


         Revenues - The following table reflects an analysis of differences in the Company's oil and gas revenues (expressed in thousands of dollars) between the three and nine-month periods ended September 30, 1999 and the comparable periods in 1998:

                                                                        Third Quarter           First Nine Months 1999
                                                                      1999 Compared to            Compared to First
                                                                     Third Quarter 1998            Nine Months 1998
                                                                   ---------------------        ----------------------
Increase (decrease) in oil and gas
  Revenues resulting from differences in:
  Crude oil and condensate -
                           Prices                                      $    712,522                  $    703,896
                           Production                                       (84,792)                     (486,197)
                                                                    ---------------               ---------------
                                                                            627,730                       267,249
   Natural gas -
                           Prices                                           430,145                       176,125
                           Production                                    (1,046,498)                   (3,547,774)
                                                                    ---------------               ---------------
                                                                           (616,353)                   (3,371,649)
                                                                    ---------------               ---------------
Increase (decrease) in oil and gas
   Revenues                                                            $     11,377                  $ (3,153,950)
                                                                    ===============               ===============


     The Company's oil and gas revenues decreased approximately $3.2 million, or 25% to $9.3 million for the nine months ended September 30, 1999 from $12.4 million for the comparable period in 1998. Production levels for the nine months ended September 30, 1999 decreased 32% to 631 thousand barrels of oil equivalent ("MBOE") from 926 MBOE for the comparable period in 1998. During the first nine months of 1999, gas production volumes decreased 41%, while oil volumes decreased 13% over the comparable 1998 period. The Company's average sales prices (including hedging activities) for oil and natural gas for the nine months ended September 30, 1999 were $15.35 per Bbl and $2.38 per Mcf versus $12.66 per Bbl and $2.30 per Mcf in the comparable 1998 period. During the first nine months of 1999 revenues decreased $4.0 million due to the aforementioned production decreases, and increased by $880,000 as a result of higher oil and gas prices compared to the comparable 1998 period.

     For the quarter ended September 30, 1999, total oil and gas revenues decreased $11,000 from revenues for the third quarter of 1998. Oil production for the quarter ended September 30, 1999 was down 7.5% from the comparable quarter in 1998, and gas production between comparable periods was down 40%. Oil prices for the quarter ended September 30, 1999 increased 68%, to $19.63 per Bbl from $11.67 per Bbl from the third quarter of 1998. Gas prices also increased during the quarter ended September 30, 1999 to $2.78 per Mcf from $2.18 per Mcf for the third quarter of 1998.

     Lease operating expenses - On a BOE basis, lease operating expenses experienced an 18% increase, to $3.72 per BOE for the three months ended September 30, 1999 from $3.14 per BOE in the comparable 1998 period. For the first nine months of 1999, lease operating expenses per BOE were up 38%, from $2.96 per BOE in 1998 to $4.07 in the comparable 1999 period. For the quarter ended September 30, 1999, lease operating expenses were 16% lower than the comparable quarter in 1998, and for the first nine months of 1999 lease operating expenses were 6% lower than the comparable nine months in 1998. The decreases for the quarter ended September 30, 1999 and for the first nine months of 1999 resulted primarily from the reduced levels of oil and gas production during the 1999 period versus the same periods in 1998.

     Severance taxes - The effective severance tax rate as a percentage of oil and gas revenues increased to 5.7% for the nine months ended September 30, 1999 from 3.6% for the comparable period in 1998. For the quarter ended September 30, 1999 the effective tax rate increased to 5.9% from 3.7% for the comparable quarter in 1998. This relatively low effective rate is attributable to the increased production from wells that have a state severance tax exemption under Louisiana's severance tax abatement program, combined with the fact that, on a value basis, the Company's production is approximately two-thirds natural gas, which is taxed at a lower effective rate than oil. The increases in the effective tax rates between 1998 period and comparable 1999 periods occurred because the severance tax exemption periods for some wells expired during 1999.

     General and administrative expenses - For the nine months ended
September 30, 1999 general and administrative ("G&A") expenses were $3.24 per BOE, a 77% increase from the $1.83 per BOE for the first nine months of 1998. For the first nine months of 1999, G&A increased 21%, from $1,691,000 in 1998 to $2,041,000 in 1999. For the quarter ended September 30, 1999 G&A increased 25%, from $586,000 in 1998 to $729,000 in 1999, and the G&A per BOE during the same periods increased 76%. The third quarter and first nine months increases in G&A per BOE in 1999 were due to decreases in production during the periods as compared to the comparable periods for 1998. The increases in actual G&A expenses in the third quarter and nine month periods ended September 30, 1999 were primarily the result of salary adjustments made during the first nine months of 1999, including the addition of a Chief Financial Officer, plus increased insurance costs directly attributable to a Directors and Officers insurance policy approved by the Board which became effective in December, 1998.

     Depreciation, depletion and amortization expense - For the nine months ended September 30, 1999 depreciation, depletion and amortization ("DD&A") expense, before the write-down of the full cost pool during the second quarter of 1998 (see "Full Cost Pool Write-down"), decreased 20% from the comparable 1998 period. Including the write-down of the full cost pool, DD&A decreased 54% between the first nine months of 1998 and the first nine months of 1999. For the quarter ended September 30, 1999, DD&A expense decreased 14% from the comparable third quarter of 1998. Excluding the full cost pool write-down which occurred during the second quarter of 1999, the DD&A decreases for both the third quarter and the first nine months of 1999 are attributable to the Company's decreased production and related future capital costs between the comparable periods for 1998 and 1999.

     On a BOE basis, which reflects the increases in production, the DD&A rate for the first nine months of 1999 was $9.70 per BOE compared to $8.22 per BOE for the same period in 1998 (before the write-down of the full cost pool), an increase of 18%. For the third quarter of 1999, DD&A per BOE was $9.89 compared to $8.16 for the comparable period in 1998, for an increase of 21%. Including the full cost pool write-down, the DD&A rate was $21.22 per BOE for the first nine months of 1998.

     Interest expense - For the nine months ended September 30, 1999 interest expense decreased to $6.1 million from $7.5 million for the comparable 1998 period. This decrease of $1.4 million in interest expense is due specifically to the suspension of interest accruing on the Notes as a result of the Company's filing for Bankruptcy protection on August 6, 1999. For the quarter ended September 30, 1999, interest expense decreased $1.4 million from the comparable third quarter of 1998. This decrease was also the result of the suspension of interest due on the Notes as previously discussed.

     Net loss from operations - Due to the factors described above, net loss from operations for the nine months ended September 30, 1999 was $9.0 million, a decrease of $10.4 million from the net loss of $19.3 million reported for the first nine months of 1998. The net loss for the quarter ended September 30, 1999 decreased $1.7 million, from $2.8 million in the third quarter of 1998 to $1.1 million during the third quarter of 1999. For nine-month period ended September 30, 1998, $12 million of the net loss from operations was due to the full cost ceiling write-down discussed above.

     Income tax expense - The Company issued a second class of stock on June 3, 1997, effectively terminating its S Corporation election. As a result, the Company is subject to Federal and state income taxes for the results of operations subsequent to June 2, 1997. In addition, due to the termination of the Company's status as an S Corporation for federal income tax purposes, the Company was also required to establish a net deferred tax liability calculated at the applicable Federal and state tax rates resulting primarily from financial reporting and income tax reporting basis differences in oil and gas properties. Accordingly, a net deferred tax liability of

$5,081,000 was accrued at June 3, 1998. The Company has a net deferred tax asset at September 30, 1999 that has been fully reserved due to the Company's operating losses.

Liquidity and Capital Resources

     Working Capital and Cash Flow - The Company had a working capital deficit at June 30, 1999 of $81.4 million, resulting primarily from declines in both prices and production from 1998 levels, and from the acceleration of long term debt due to the default discussed in Note 3 to the Company's financial statements.

     The foregoing discussion includes many forward looking statements which are subject to the risks and uncertainties noted above in "Forward-Looking Statements" which could cause the actual results to differ materially from the Company's expectations.

     The following summary table reflects comparative cash flows for the Company for the nine-month periods ended September 30, 1999 and 1998:

                                                          Nine Months Ended
                                                            September 30,
                                                          -----------------
                                                          1999         1998
                                                          ----         ----
         Net cash provided by operating activities     $ 5,406      $ 5,219
         Net cash (used) by investing activities        (4,833)      (3,857)
         Net cash provided by financing activities         -            -


     For the nine months ended September 30, 1999 net cash provided by operating activities increased to $5.4 million from $5.2 million during the comparable period in 1998.

     Cash used in investing activities increased by $975,000, from $3.9 million during the first nine months of 1998 to $4.8 million during the comparable period in 1999. This increase was a result of increased capital spending during the first nine months of 1999 as compared to the same period in 1998.

     During the nine months ended September 30, 1999 no cash flow was provided by financing activities.

     Long-Term Financing - On June 3, 1997 the Company completed the private sale to Jefferies & Company, Inc. ("Jefferies") of 70,000 units ("Note Units") consisting of $70 million principal amount of the Series A Notes and warrants to purchase 29,067 shares of Common Stock, no par value (the "Common Stock"), of the Company at a price of $65,667,000 in a transaction not registered under the Securities Act (the "Act") in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D under the Act. Jefferies thereupon offered and resold the Note Units only to qualified institutional buyers and a limited number of institutional accredited investors at an initial price to such purchasers of $68,467,000. Concurrently with the offering of the Note Units, the Company completed a private sale to Jefferies of 200,000 units ("Equity Units") consisting of 200,000 shares of Series A Cumulative Preferred Stock and warrants to purchase 14,533 shares of Common Stock. The Equity Units were sold to Jefferies for $9,200,000 in a transaction not registered under the Securities Act in reliance upon Section 4(2) of the Act and Rule 506 of Regulation D under the Act. Jefferies thereupon offered and resold the Equity Units only to qualified institutional buyers and a limited number of institutional accredited investors at an initial price to such purchasers of $10,000,000.The offerings and sale of the Note Units and the Equity Units are referred to herein as the "Offerings". On November 5, 1997 the Company completed an exchange offer of its 13.5% Senior Secured Notes due 2004, Series B (the "Series B Notes") that were registered under the Securities Act of 1933, for the Series A Notes. The Series A Notes and the Series B Notes are collectively referred to as the "Notes".

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

         Hedging Activities - With the objective of achieving more predictable revenues and cash flows and reducing the exposure to fluctuations in oil and natural gas prices, the Company has entered into hedging transactions of various kinds with respect to both oil and natural gas. While the use of these hedging arrangements limits the downside risk of reverse price movements, it may also limit future revenues from favorable price movements. During the 1997 and 1998, the

Company entered into forward sales arrangements with respect to a portion (between 30-50%) of its estimated natural gas sales. As of November 1999, the Company has open forward sales arrangements in the form of fixed price sales for the months, volumes and prices as indicated in the following table:

                                             Volume        Percent of      Price per
                                             ------        ----------      ---------
               Month             Year        MMBTU         Production          MCF
               -----             ----        -----         ----------      ---------
               November          1999       120,000            38%            $ 3.08
               December          1999        60,000            19%            $ 3.10
               January           2000        60,000            19%            $ 3.10
               February          2000        60,000            19%            $ 3.10
               March             2000        60,000            19%            $ 3.10


         The Company hedged about 30% of its estimated oil production during the first six months of 1997, but it did not hedge any oil production during 1998. Beginning November 1, 1999, the Company contracted to sell 6,000 barrels of oil per month at a fixed price of $20.90 per barrel for the next twelve months. This forward sale of oil represents approximately 15% of the Company's current monthly oil sales. The Company continuously reevaluates its hedging program in light of market conditions, commodity price forecasts, capital spending and debt service requirements. The Company may hedge additional volumes through the remainder of 1999 and into 2000 or it may determine from time to time to terminate its then existing hedging positions.


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

     District Court Complaint - As previously reported, the Company filed a Complaint on Friday, October 16, 1998 against Jefferies & Company, Inc. ("Jefferies") in the United States District Court in and for the Eastern District of Louisiana. The Complaint asserts causes of action against Jefferies for breach of fiduciary duty, breach of contract, detrimental reliance, negligence, intentional misrepresentation, and negligent misrepresentation in connection with a 1997 debt and equity offering by the Company. The Company is seeking damages in an amount to be determined at trial.

     In accordance with the terms of the Memorandum, the Company has executed a stay of the litigation currently pending against Jefferies in order to enable all parties to execute such documents and instruments as may be necessary to pursue confirmation of the Joint Plan. The Joint Plan provides for the dismissal of the Jefferies litigation with prejudice and the release of all claims of the Company against Jefferies.

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

     Year 2000 Disclosure - In August, 1998, the Securities and Exchange commission issued a release that included guidance for Year 2000 ("Y2K") disclosure in the MD&A portion of periodic filings under the securities Exchange Act of 1934, as amended. In accordance with this release, the following information is provided relating to the Company's Y2K issues:

     1.   Readiness - The Company has reviewed the status of all of its
          ---------
          information technology ("IT") systems and has either received certification from third-party vendors and/or certified to its satisfaction that these IT systems are Y2K compatible. Concerning the Company's non-IT systems, the Company has also assessed the extent to which any such non-IT systems may exist within the Company's operations and whether such systems are Y2K compatible. This assessment was completed during the third quarter of 1999.

     2. The Company has, to date, identified only one third party issue that would have a direct material effect and must, therefore, be clarified. This issue involves the oil and natural gas pipeline companies where they are the sole pipeline within a producing field for delivery of the Company's oil or natural gas. The Company has received assurances from these third parties that they will be Y2K compliant by the end of 1999. The Company can provide no assurance that the Company's key suppliers and customers have, or will have, technology systems, information technology systems, and products that are Y2K compliant. Any Y2K compliance problems facing such key suppliers and customers could have a material adverse effect on the Company's business, financial condition, and results of operations.

     3.   Cost to Address Company's Y2K Issues - The Company has not incurred
          ------------------------------------
          any material costs to date related to Y2K issues, and at this time it does not anticipate any material costs will be incurred to fix as yet unidentified Y2K issues. The costs of these projects and the dates on which the Company plans to complete modifications and replacements are based on management's' best estimates, the estimates of any third-party specialists who assist the Company, the modification plans of third parties and other factors. However, these estimates of future Y2K-related costs may change, and actual results could differ materially from the original estimates.

     4.   Risks - The Company's most reasonably likely worst case Y2K scenario
          -----
          at this time would be that one or more of the oil or natural gas pipelines serving the Company's producing properties would be unable to continue to take delivery of oil or natural gas produced by the Company due to a Y2K problem within a third party's pipeline system. While the Company believes the likelihood of the above occurring to be low, there can be no assurance that the Company will not be materially adversely affected by Y2K problems.

     5.   Contingency Plans - The Company presently does not have a contingency
          -----------------
          plan. The development of a contingency plan to handle the most reasonably likely worst case Y2K scenario is dependent upon the discovery Y2K issues or problems which have, to date, not been identified. If and when such issues or problems may be identified, the Company will develop a plan to deal with them. When completed, it is intended that the Company's Y2K contingency plan will include identified "point persons" to contact in the event of a Y2K problem, as well as the availability of back-up systems. Due to the nature of the issues at this time, which involve only non-IT systems and third party issues, the Company does not currently anticipate the need for any third party consultants for remediation efforts.

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

     Based on projected annual production volumes for 1999, a 10% decline in the prices the Company receives for its oil and natural gas production would have an approximate $5.8 million negative impact on the Company's discounted future net revenues. This impact of a hypothetical 10% decline in prices is net of any incremental gain that would be realized on hedge agreements in place as of November 1, 1999.

                                    PART II

Item 1.  Legal Proceedings

     Reference is made to "PART I - FINANCIAL INFORMATION, Item 1. Financial Statements, Note 4, Legal Proceedings", which is incorporated herein by reference.

Item 3.  Defaults upon Senior Securities

     On December 30, 1998, the Company announced the nonpayment of the December 1, 1998 installment of interest due on the 13.5% Notes within the thirty-day grace period provided for such payments. The Company also has failed to pay the June 1, 1999 installment. The Company does not presently have the funds to make the December 1, 1998 or the June 1, 1999 interest installments on the 13.5% Notes, which amount in the aggregate to $9,450,000 and does not anticipate having sufficient funds to do so at any time in the near future. Nor does the Company anticipate having sufficient funds to pay the additional $1.735 million in interest on the Senior Notes that accrued between June 1, 1999 and the Petition Date. On March 10, 1999, the Trustee declared an Event of Default under the Indenture with respect to the 13.5% Notes as a result of the nonpayment of the December 1, 1998 interest installment and declared the unpaid principal and accrued and unpaid interest on the 13.5% Notes to be due and payable.

     While operating as a debtor-in-possession during the Chapter 11 proceedings, the Company is stayed from paying interest on debts, except as authorized by the Bankruptcy Court. In addition, interest expense on unsecured and undersecured obligations cease to accrue as of the Petition Date. The Senior Notes are undersecured. The additional interest which has not accrued on the Senior Notes as a result of the Chapter 11 proceeding amounted to $2.6 million as of November 15, 1999.


Item 5.  Other Information

     The Company did not pay any preferred stock dividends in the quarter ended September 30, 1999 and has not paid preferred stock dividends since September 1, 1998.

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

                                  Signatures
                                  ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Forman Petroleum Corporation

Date: November 22, 1998            By: /s/ McLain J. Forman
                                       ---------------------
                                           McLain J. Forman
                                           Chairman of the Board, Chief
                                           Executive Officer and President


                                   By: /s/ Marvin J. Gay
                                       -----------------
                                           Marvin J. Gay
                                           Vice President and Treasurer