Form 10-K
period 1999-12-31
FORMAN PETROLEUM CORP
filed 2000-04-13
CIK 1041635

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the fiscal year ended December 31, 1999

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
 (State or other jurisdiction                    (I.R.S. Employer
     of incorporation or                         Identification No.)
        organization)

  650 POYDRAS STREET - SUITE 2200                  (504) 586-8888
New Orleans, Louisiana 70130-6101          (Registrant's telephone number
(Address of principal executive                 including area code)
      offices)(Zip Code)



     Securities registered pursuant to Section 12(b) of the Act: NONE

     Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ X ] No [ ].

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 30, 2000, there were 1,000,008 shares of the Registrant's Voting Common Stock, no par value outstanding.

* THE COMMISSION FILE NUMBER REFERS TO A FORM S-4 REGISTRATION STATEMENT FILED BY THE REGISTRANT UNDER THE SECURITIES ACT OF 1933, WHICH BECAME EFFECTIVE SEPTEMBER 26, 1997.

                        FORMAN PETROLEUM CORPORATION

                FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999

                             TABLE OF CONTENTS




PART I                                                                                  1

ITEM 1.   BUSINESS                                                                      1

ITEM 2.   PROPERTIES                                                                    15

ITEM 3.   LEGAL PROCEEDINGS                                                             17

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                           17


PART II                                                                                 17

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER                 17
MATTERS

ITEM 6.   SELECTED FINANCIAL AND OPERATING DATA                                         19

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS                                                                   20

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                    25

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                     25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE                                                                    25


PART III                                                                                25

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                            25

ITEM 11. EXECUTIVE COMPENSATION                                                         27

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                 28

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                 30


PART IV.                                                                                31

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                31

                                  PART I

     ITEM 1.   BUSINESS

OVERVIEW

     Forman Petroleum Corporation (the "Company") is an independent energy company engaged in the acquisition, exploration, development, exploitation and production of crude oil and natural gas in the Gulf Coast Basin. The
Company emerged from Chapter  11 protection of the United States Bankruptcy
Code on December 29, 1999 after  operating  as a debtor-in-possession since
August 6, 1999.

     The Company currently has interests in five  fields  onshore  in south
Louisiana. The fields are Lake Enfermer, Boutte, Manila Village, Bayou  Fer
Blanc, and West Gueydan. These five fields have cumulative production of approximately 154 MMBoe and contain complex geologic structures that are well suited to 3-D seismic surveys and interpretation to identify potential reserves. Since 1994, the Company has acquired and processed over 74 square miles of 3-D seismic data over these fields.

     The Company currently operates  three  fields,  Lake Enfermer, Boutte, and Manila Village, where it is actively exploring for  and  developing oil
and  natural  gas  reserves.   The Company owns a weighted average  working
interest of 91% in the three fields  it operates, which enables the Company
to  control  the  timing  and  implementation   of   all  exploitation  and
exploration activities in those fields.  The Company owns seismic data, but
no current lease rights, in the Bayou Fer Blanc Field.   In  the  remaining
field, West Gueydan, the Company assigned all of its leases comprising  the
West  Gueydan  Field to the West Gueydan Field Partnership, a Texas limited partnership in which the Company is the sole limited partner.

     As of December  31, 1999, the Company had estimated proved reserves in the Lake Enfermer, Boutte, and Manila Village fields of 19.0 Bcf of natural gas and 1.6 MMBbls of oil, or an aggregate of approximately 4.8 MMBOE, with a present value of estimated  pre-tax  future  net cash flows discounted at
10% of $36.4 million (based upon prices at December  31,  1999).  On  a BOE basis,  75%  of  the  Company's reserves as of that date were classified as proved developed and the  Company's  reserve  to  production ratio was five years.  In  addition to proved undeveloped reserves,  the  Company  has  an
inventory  of   what  it  believes  are  significant  unproven  exploratory prospects in the  Lake  Enfermer, Bayou Fer Blanc and Manila Village fields that have been identified  by  the  Company  through the application of 3-D seismic technology.

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

     The Company's technological success is dependent in part upon hiring and retaining highly skilled technical personnel. The Company has assembled a technical team that it believes has the capacity to adapt to the rapidly changing technological demands in the field of oil and natural gas exploration. This team consists of six geoscientists and engineers with an average of 25 years industry experience, primarily concentrated in the Gulf
Coast region. The expertise of the Company's team of geoscientists and engineers reduces its dependence on outside technical consultants and enables the Company to internally generate substantially all of its prospects.





RECENT DEVELOPMENTS

     On August 6, 1999, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States
District  Court  for the Eastern District  of  Louisiana  (the  "Bankruptcy
Court") (Case No. 99-14319). On November 22, 1999, the Company and certain of its creditors filed a Second Amended Joint Plan of Reorganization, as amended on December 29, 1999 (collectively, the "Bankruptcy Plan"). The
Bankruptcy Plan was confirmed by the Bankruptcy Court on December 29, 1999 and consummated effective January 14, 2000.

     In connection with the consummation of the Bankruptcy Plan, all of the members of the Company's Board of Directors, other than McLain J. Forman, resigned. In accordance with the Bankruptcy Plan, the Company's new Board of Directors consists of Nicholas Tell, Jr., Chairman of the Board, Jerry
W. Box, Jeffrey Clark and McLain J. Forman.

     Pursuant to the Bankruptcy Plan, on January 14, 2000, all of the Company's issued and outstanding securities were canceled and the Company issued the following equity securities in approximately the following amounts:

    _          925,000  shares of common stock, no  par  value (the "Common
          Stock" ), to the  former holders  of  the  Company's 13.5% Series
          B Senior Notes due 2004 (the "Senior Notes" );

    _          75,000 shares of Common Stock  to  the former holders of the
          Company's  Series A  Cumulative  Preferred Shares (the "Preferred
          Stock"); and

    _          warrants to purchase up to 500,000 shares of Common Stock to certain  former warrant holders of the Company and to  McLain  J.
          Forman, the former sole voting shareholder of the Company.

See "Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters."

     Pursuant to the Bankruptcy Plan, on January 14, 2000, the Company paid in full in cash approximately $300,000 of allowed convenience claims.
Furthermore, the Company has issued to the general unsecured creditors of the Company an aggregate of approximately $2.7 million of promissory notes payable over three years and bearing interest at the rate of 8% per year.

     The Company is disputing  approximately  $3 million in additional pre-
petition  bankruptcy  claims.   These  claims  and certain  other  residual
bankruptcy-related  matters  are  still  within  the  jurisdiction  of  the
Bankruptcy Court.  There can be no assurance as to  the  amount the Company will be required to pay with respect to these matters.

     On the effective date of the Bankruptcy Plan, the Company's articles of incorporation and by-laws were amended and restated.

BUSINESS STRATEGY

     The Company's business strategy is to expand its proven reserves, production and cash flow through a disciplined technology-based program of exploitation and exploration for crude oil and natural gas, emphasizing the following key competitive strengths:

     MONTE CARLO SIMULATIONS - The Company uses Monte Carlo simulations to analyze each exploration drilling prospect and identify the most attractive wells on a risk/return basis. As the Company obtains new drilling results, it will update its simulations and, if necessary, revise its drilling program.


     RISK SHARING - The Company intends to reduce its current high working interests in its drilling prospects to 50% or less by entering into agreements with one or more oil companies who will share the drilling risks. These farmouts will allow the Company to spread its drilling expenditures across a larger number of drilling prospects and realize the benefits from greater drilling diversification. The Company will strive to retain operating control but will actively pursue a program whereby it will acquire farm-in or joint venture partners for its existing properties and will consider reciprocal participation in other attractive exploration ventures.

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

     The Company is continually evaluating its exploration and development prospects and will drill those considered to have the highest potential.
The final determination with respect to the drilling of any scheduled or budgeted wells will be dependent on a number of factors, including (i) results of the exploration efforts and the acquisition, review and analysis of the seismic data, (ii) the availability of sufficient capital resources by the Company and the other participants for the drilling of the prospects, (iii) the approval of the prospects by the other participants after additional data has been compiled, (iv) economic and industry conditions at the time of drilling, including prevailing and anticipated prices for oil and natural gas and the availability of drilling rigs and crews, (v) the financial resources and operating results of the Company and
(vi) the availability of leases on reasonable terms and regulatory permitting for the prospect. There can be no assurance that any of the Company's projects can be successfully developed or that any scheduled or budgeted wells will, if drilled, encounter reservoirs of commercially productive oil and natural gas.

     LAKE ENFERMER FIELD - The Lake Enfermer  Field  is  located on a deep, complexly  faulted, salt structure in Lafourche Parish in a  coastal  marsh that is subsiding and grading into an open bay environment. The Company has acquired leases on 3,650 acres in this field since 1992, has an average 89%
working interest  in, and is the operator of the field. The field was first
discovered in 1955  by  Olin  Gas  Production.   Through December 1999, the
field  has  produced  more than 31.8 MMBoe. The acquisition  of  the  field included two production facilities and one satellite location. In 1997, the
Company built an additional  production  facility  that  cost approximately
$0.5 million. These three processing centers are located approximately  1.5 miles  apart  from  each  other  and  are  adequate  to  service all of the
Company's  anticipated  wells.   Upon  the  acquisition of the  field,  the
Company  used  its  extensive database of 2-D seismic  data  to  drill  and complete  three wells  in  1993  and  1994  (two  of  which  are  currently productive) for a cost of $5.3 million.


     The Company  determined  that  an  extensive  3-D  survey  of the Lake
Enfermer Field area was necessary to optimally develop the field.  In April
1995,  the  Company  commenced  a  33  square  mile  proprietary 3-D survey encompassing  the  entire  Lake  Enfermer Field for the purpose  of  better identifying additional reserve potential  and  more  accurately determining drilling  locations.  The  3-D  survey  resulted  in the identification  of numerous drilling opportunities. The Company utilized  this seismic data to drill  and  complete  three wells in 1996 at a cost of $12.3  million.  The first post-3-D survey well,  spudded  in January 1996, logged over 200 feet of productive sands and was successfully  completed  as  a dually producing oil well in March 1996. The second and third post-3-D survey wells, spudded in April and July 1996, together logged over 312 feet of productive  sands.
The  Company drilled and completed two additional wells in 1997 and drilled
and  temporarily   suspended   operations   on  one  well  pending  further
evaluation.

     MANILA  VILLAGE  FIELD   -  The Manila Village  Field  is  located  in
Jefferson  Parish  in  a  brackish water  marsh  environment.  The  Company acquired leases on 825 acres  in  this  field  in  1991 from Manila Village
Production Company.  The Company has an average 65% working interest in and is the operator of the field. The field was first discovered  by Whitestone in  1949  and  through December 1999, the field had produced 35 MMBoe.  The
Company undertook  a  12  square mile 3-D survey over the area and the data from that survey has been interpreted by the Company.

     BOUTTE FIELD - The Boutte Field is located in a fresh water marsh in St. Charles Parish. All well locations are accessible by roads. The Company acquired leases on 3,250 acres in 1992 from Texaco and Apache and has a 100% working interest in this field, which it operates. Discovered by Texaco in 1953, through December 1999 the field had produced a total of 36
MMBoe with a production mix of 45% natural gas and 55% oil. In 1997, the Company recompleted five wells, and during 1998, the company successfully recompleted one additional well. During the first two months of 1999, the Company drilled and successfully completed another gas well in the Boutte
Field.

     BAYOU FER BLANC FIELD-  The  Bayou  Fer  Blanc  Field  is  located  in
Lafourche Parish, adjacent to the Lake Enfermer Field. In 1997, the Company purchased a 100% working interest in the Bayou Fer Blanc Field, which it now operates. Although classified as two distinct fields, the Lake Enfermer
Field and the Bayou Fer Blanc Field have produced from a single geologic structure. Texaco discovered the Bayou Fer Blanc Field in 1959 and through December 1999, the field had produced 17 MMBoe. The Company completed a 25 square mile proprietary 3-D seismic survey of the Bayou Fer Blanc Field in 1996, which was integrated with the 33 square mile 3-D seismic survey of the Lake Enfermer Field for a total of 58 contiguous square miles for the two fields. The Company's initial analysis of the 3-D survey suggests numerous undrilled amplitude anomalies with exploratory potential. The
Company drilled one unsuccessful exploratory well in this field in 1997.

     WEST GUEYDAN FIELD - The West Gueydan Field is located in rice fields in Vermilion Parish on a deep salt structure. In 1997, the Company purchased a 100% working interest in 1,180 acres in the field. The field includes a wellbore that has been cleaned out to total depth and is available for re-entry and sidetracking. Magnolia Oil Company discovered the field in 1938 and through December 1999, the field had produced over 36
MMBoe. The Company has an extensive 2-D seismic data grid of the field and recently acquired additional 3-D seismic data.

     In  December  1998, the Company assigned all of its leases  comprising the West Gueydan Field  to the West Gueydan Field Partnership (the "Gueydan
Partnership"),  a Texas limited  partnership.   The  Company  is  the  sole
limited partner of  the  Gueydan  Partnership, with a 50.505% interest, and
Prime Natural Resources, Inc. ("Prime")  is the sole general partner of the
Gueydan  Partnership,  with the remaining 49.495%  interest.   The  initial
exploratory well was drilled  and  logged  non-commercial  by  the  Gueydan
Partnership  in  1999.  On October 4, 1999, the Gueydan Partnership entered into an agreement with Cobra  Exploration  Company  ("Cobra").  The Gueydan
Partnership  retains  a  25%  working  interest  in all operations by Cobra pursuant  to  the  agreement,  subject to the terms and  conditions  of  an operating agreement between the  parties.  The  agreement requires Cobra to spud a well on or before May 1, 2000 at a location and to designated depths on  certain leases covering approximately 100 acres  in  the  West  Gueydan
Field.   Through  the  Gueydan Partnership, the Company will have a net 15%
carried working interest in the proposed well to casing point.


ACQUISITION, PRODUCTION AND DRILLING ACTIVITY

     ACQUISITION AND DEVELOPMENT COSTS - The following table sets forth certain information regarding the costs incurred by the Company in its acquisition and development activities during the periods indicated:


                                   YEAR END DECEMBER 31,
                           ----------------------------------
                             1999         1998         1997
                             ----         ----         ----
                                (In thousands)
Acquisition costs           $    82      $     0      $  6,100
Development costs             1,746        2,119         4,105
Exploratory costs             3,346        2,414        18,464
                              -----        -----        ------
Total costs incurred        $ 5,174      $ 4,533      $ 28,669
                              =====        =====        ======


     DRILLING ACTIVITY - The following table sets forth the wells drilled and completed by the Company during the periods indicated:

                                        YEARS ENDED DECEMBER 31,
                          ---------------------------------------------------
                                1999             1998              1997
                          --------------    --------------     --------------
                          GROSS      NET    GROSS      NET     GROSS      NET
Development:
        Productive         1.0       1.0     0.0       0.0      0.0       0.0
        Non-productive     0.0       0.0     0.0       0.0      1.0       1.0
                           ---       ---     ---       ---      ---       ---
                Total      1.0       1.0     0.0       0.0      1.0       1.0
                           ---       ---     ---       ---      ---       ---
Exploratory:
        Productive         0.0       0.0     0.0       0.0      2.0       2.0
        Non-productive     1.0       0.5     0.0       0.0      1.0       1.0
                           ---       ---     ---       ---      ---       ---
                Total      1.0       0.5     0.0       0.0      3.0       3.0
                           ---       ---     ---       ---      ---       ---
Total:
        Productive         1.0       1.0     0.0       0.0      2.0       2.0
        Non-productive     1.0       0.5     0.0       0.0      2.0       2.0
                           ---       ---     ---       ---      ---       ---
                Total      2.0       1.5     0.0       0.0      4.0       4.0
                           ---       ---     ---       ---      ---       ---


     PRODUCTIVE WELL SUMMARY - The following table sets forth the Company's ownership in productive wells at December 31,1999. Gross oil and gas wells include one well with multiple completions. Wells with multiple completions are counted only once for purposes of the following table:


                  Productive Wells
              -------------------------
                 Gross         Net
              -----------  ------------
Gas               7.0            6.7
Oil              15.0           12.3
              -----------  ------------
      Total      22.0           19.0

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

REGULATION

     GENERAL - Various aspects of the Company's oil and natural gas operations are subject to extensive and continually changing regulation, as legislation affecting the oil and natural gas industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations binding upon the oil and natural gas industry and its individual members. The Federal Energy Regulatory Commission (''FERC'') regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 (''NGA'') and the Natural Gas Policy Act of 1978 (''NGPA''). In the past, the Federal government has regulated the prices at which oil and natural gas could be sold. While sales by producers of natural gas and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA in 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act (the ''Decontrol Act''). The Decontrol Act removed all remaining NGA and NGPA price and nonprice controls affecting wellhead sales of natural gas effective January 1, 1993.

     REGULATION OF OIL AND NATURAL GAS EXPLORATION AND PRODUCTION - Exploration and production operations of the Company are subject to various types of regulation at the federal, state and local levels. Such regulations include requiring permits and drilling bonds for the drilling of wells, regulating the location of wells, the method of drilling and casing wells, and the surface use and restoration of properties upon which wells are drilled. Many states also have statutes or regulations addressing conservation matters, including provisions for the utilization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of spacing, plugging and abandonment of such wells. Some state statutes limit the rate at which oil and natural gas can be produced from the Company's properties. See ''Cautionary Statements-Compliance with Governmental Regulations.''

     NATURAL GAS MARKETING, GATHERING, PROCESSING AND TRANSPORTATION - Federal legislation and regulatory controls in the United States have historically affected the price of natural gas and the manner in which such production is marketed. Commencing in April 1992, the FERC issued Order
Nos.  636,  636-A,  636-B  and 636-C (''Order  No.  636''),  which  require interstate pipelines to provide transportation separate, or ''unbundled,'' from the pipelines' sales of natural gas. Also, Order No. 636 requires pipelines to provide open-access transportation on a basis that is equal for all natural gas supplies. Although Order No. 636 does not directly regulate the Company's activities, the FERC has stated that it intends for Order No. 636 to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on the Company's activities. Although Order No. 636 could provide the Company with additional market access and more fairly applied transportation service rates, Order No. 636 could also subject the Company to more restrictive pipeline imbalance tolerances and greater penalties for violation of those tolerances.

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

     Extensive federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment affect the Company's oil and natural gas operations. Numerous governmental departments issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial penalties for failure to comply. Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose ''strict liability'' for environmental contamination, rendering a person liable for environmental damages and cleanup costs without regard to negligence or fault on the part of such person. Other laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist or even prohibit exploration and production activities in sensitive areas. In addition, state laws often require various forms of remedial action to prevent pollution, such as closure of inactive pits and plugging of abandoned wells. The regulatory burden on the oil and natural gas industry increases its cost of doing business and consequently affects its profitability. The Company believes that it is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company's operations. However, environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements could have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company.

     The Comprehensive Environmental Response, Compensation and Liability Act (''CERCLA''), also known as ''Superfund,'' imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to be responsible for the release of a ''hazardous substance'' into the environment. These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances. Under CERCLA, such persons may be subject to joint and several liability for the costs of investigating and cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, companies that incur Superfund liability frequently also confront third party claims because it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment from a Superfund site.

     The Federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976 (''RCRA''), regulates the generation, transportation, storage, treatment and disposal of hazardous wastes and can require cleanup of hazardous waste disposal sites. RCRA currently excludes drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and natural gas from regulation as ''hazardous waste.'' However, other wastes handled at exploration and production sites may not fall within this exclusion. Disposal of non-hazardous oil and natural gas exploration, development and production wastes usually is regulated by state law.

     Stricter standards for waste handling and disposal may be imposed on the oil and natural gas industry in the future. From time to time legislation has been proposed in Congress that would revoke or alter the current exclusion of exploration, development and production wastes from the RCRA definition of ''hazardous wastes,'' thereby potentially subjecting such wastes to more stringent handling, disposal and cleanup requirements. If such legislation were enacted, it could have a significant impact on the operating costs of the Company, as well as the oil and natural gas industry in general. Furthermore, although petroleum, including crude oil and natural gas, is exempt from CERCLA, at least two courts have ruled that certain wastes associated with the production of crude oil may be classified as ''hazardous substances'' under CERCLA. The impact of future revisions to environmental laws and regulations cannot be predicted.

     The Oil Pollution Act of 1990 (''OPA'') provides that persons responsible for facilities and vessels (including the owners and operators of onshore facilities) are subject to strict joint and several liability for cleanup costs and certain other public and private damages arising from a spill of oil into waters of the United States. OPA establishes a liability limit for onshore facilities of $350.0 million. However, facilities located in coastal waters may be considered ''offshore'' facilities subject to greater liability limits under OPA (all removal costs plus $75.0 million). In addition, a party cannot take advantage of this liability limit if the spill was caused by gross negligence or willful misconduct or resulted from a violation of a federal safety, construction or operating regulation. If a party fails to report a spill or cooperate in the cleanup, liability limits likewise do not apply. OPA also imposes other requirements on facility owners and operators, such as the preparation of an oil spill response plan. Failure to comply with ongoing requirements or inadequate cooperation in a spill event may subject the responsible party to civil or criminal enforcement actions.

     The OPA also imposes financial responsibility requirements on the person or persons statutorily responsible for certain facilities. On March 25, 1997, the U.S. Minerals Management Service (''MMS'') proposed new regulations to implement these financial responsibility requirements, and final regulations were issued by the MMS, which became effective October 13, 1998. Under the final regulations issued by the MMS, oil production and storage facilities that are located in wetlands adjacent to coastal waters could be required to demonstrate various levels of financial ability to reimburse governmental entities and private parties for costs that they could incur in responding to an oil spill, if the MMS determines that spills from those particular facilities could reach coastal waters. Although the Company owns and operates oil production and storage facilities in wetland areas in southern Louisiana, the Company has determined that, at this time, only one of the Company's facilities
(located in the Lake Enfermer Field) will be subject to the financial responsibility requirements imposed by the MMS. The amount of financial responsibility that the Company will have to demonstrate (under the MMS's rules) will be $10.0 million, an amount that the Company believes it can satisfy utilizing insurance without any negative impact on its financial condition or cost of doing business.

     The Federal Water Pollution Control Act (''FWPCA'') imposes restrictions and strict controls regarding the discharge of produced waters and other oil and natural gas wastes into navigable waters. Permits must be obtained to discharge pollutants to waters and to conduct construction activities in waters and wetlands. The FWPCA and similar state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and other hazardous substances. Many state discharge regulations and the Federal National Pollutant Discharge Elimination System general permits prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the oil and natural gas industry to coastal waters. Although the costs to comply with recently-enacted zero discharge mandates under federal or state law may be significant, the entire industry is expected to experience similar costs and the Company believes that these costs will not have a material adverse impact on the Company's financial conditions and operations. In 1992 the EPA adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans.

     The Company's operations are also subject to the Clean Air Act (''CAA'') and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from operations of the Company. The Company may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. However, the Company does not believe its operations will be materially adversely affected by any such requirements, and the requirements are not expected to be any more burdensome to the Company than to other similarly situated companies involved in oil and natural gas exploration and production activities.

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

EMPLOYEES

     On December 31, 1999, the Company employed 31 people, including 18 that work in the Company's various field offices. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes that its relationships with its employees are satisfactory. From time to time the Company utilizes the services of independent contractors to perform various field and other services.

CAUTIONARY STATEMENTS

     Certain statements made in this Report that are not historical facts are "forward-looking statements" as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may include statements that relate to:

     * our objectives, business plans or strategies, and projected or anticipated benefits or other consequences of such plans or strategies;

     *  projected or anticipated benefits from future or past acquisitions;
        and

     * projections involving anticipated capital expenditures or revenues, earnings or other aspects of capital projects or operating results.


     Also, you can generally identify forward-looking statements by such terminology as "may," "will," "expect," "believe," "anticipate," "project," "estimate" or similar expressions. We caution you that such statements are only predictions and not guarantees of future performance or events. In evaluating these statements, you should consider various risk factors, including but not limited to the risks listed below. These risk factors may affect the accuracy of the forward-looking statements and the projections on which the statements are based.

     All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are beyond our control. Any one of such influences, or a combination, could materially affect the results of our operations and the accuracy of forward-looking statements made by us. Some important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:

     * dependence on exploratory drilling activities, uncertainties about the estimates of reserves and the need to replace reserves;

     *  the volatility of prices of oil and gas;

     * drilling and operating hazards, including the significant possibility of accidents resulting in personal injury, property damage or environmental damage;

     * the effect on our performance of regulatory programs and environmental matters;

     * the continued active participation of our executive officers and key operating personnel.

     Many of these factors are beyond our ability to control or predict. We caution investors not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update the forward-looking statements contained in this Report, whether as a result of receiving new information, the occurrence of future events or otherwise. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing.

     A more detailed discussion of certain of the foregoing factors follows:

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

     FULL COST ACCOUNTING - The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the future gross revenues method based on the ratio of current gross revenue to total proved future gross revenues, computed based on current prices. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the present value (using a 10% discount rate) of estimated future net cash flow from proved oil and natural gas reserves, and the lower of cost and fair value of unproved properties after income tax effects, excess costs are charged to operations. Once incurred, a writedown of oil and natural gas properties is not reversible at a later date even if oil or natural gas prices increase. The Company wrote down its oil and gas properties at December 31, 1997 by $10 million, and further wrote down its oil and gas properties at June 30, 1998 by an additional $12 million. As of December 31, 1998 the Company again wrote down its oil and gas properties by $7.6 million. Significant downward revisions of quantity estimates or declines in oil and natural gas prices that are not offset by other factors could result in a further write down of oil and natural gas properties.

     REPLACEMENT OF RESERVES - In general, the volume of production from oil and natural gas properties declines as reserves are depleted. Except to the extent the Company acquires properties containing proved reserves or conducts successful development and exploration activities, or both, the proved reserves of the Company will decline as reserves are produced. The Company's future oil and natural gas production is, therefore, highly dependent upon its level of success in finding or acquiring additional reserves. The business of exploring for, developing or acquiring reserves is capital intensive. The Company's ability to maintain or expand its asset base in the future is largely dependent upon the ability of the Company to make the necessary capital investment. There can be no assurance that the Company's future development, acquisition and exploration activities will result in additional proved reserves or that the Company will be able to drill productive wells at acceptable costs.

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

     SUBSTANTIAL CAPITAL REQUIREMENTS - The Company makes, and will need to continue to make, substantial capital expenditures for the development, exploration, acquisition and production of oil and natural gas reserves. The Company has planned capital expenditures of approximately $6 million in 2000, none of which had been expended as of March 30, 2000.

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

     LACK OF ESTABLISHED TRADING MARKET - The Company's outstanding common stock and warrants are subject to transfer restrictions set forth in the Stockholders' Agreement dated as of January 14, 2000 between the Company and the other parties listed on the signature pages thereto and the Warrant Agreement dated as of January 14, 2000 between the Company and the other parties listed on the signature pages thereto. Moreover, there is no existing trading market for the common stock or the warrants and it is not expected that any active market will develop.

     TCW CONTROL - The TCW Funds and its affiliates own approximately 43.8% of the Company's outstanding common stock. By virtue of such ownership, the TCW Funds will have the power to determine the outcome of various corporate actions requiring shareholder approval.

     NO INTENTION TO PAY DIVIDENDS - The Company currently intends to retain any earnings for the future operation and development of its business and does not currently intend to declare or pay any dividends on its Common Stock in the foreseeable future.

     ITEM 2.   PROPERTIES

     The Company has grown principally through the acquisition and subsequent development and exploitation of properties purchased since 1991. The Company's proved oil and gas reserves at December 31, 1999 were attributable to three properties, all of which are located in south Louisiana. The Company currently operates three of the five fields where it is actively exploring for and developing oil and natural gas reserves. The Company owns a weighted average working interest of 91% in the three fields it operates, Lake Enfermer, Manila Village and Boutte, which enables the Company to control the timing and implementation of all exploitation and exploration activities in those fields. The Company owns seismic data, but no current lease rights, in the Bayou Fer Blanc field. In the remaining field, West Gueydan, the Company assigned all of its leases comprising the West Gueydan Field to the West Gueydan Field Partnership, a Texas limited partnership in which the Company is the sole limited partner.

OIL AND NATURAL GAS RESERVES

     The following table summarizes the estimates of the Company's proved producing, proved non-producing and proved undeveloped reserves as of December 31, 1999, and the related present value of estimated future net revenues before income taxes at such date, as estimated by independent petroleum engineers, Netherland, Sewell & Associates, Inc.:



                                                      NON-
                                PRODUCING           PRODUCING              UNDEVELOPED           TOTAL
Natural gas (MMcf)               3,352                10,247                    5,397             18,996
Oil and NGLs (MBbls)               455                   875                      281              1,612
Natural gas equivalents          6,084                15,499                    7,085             28,669
Oil equivalents (Mboe)           1,014                 2,583                    1,181              4,778
Present value of estimated
future net revenues before
income taxes, discounted
at 10% (000's )                $10,975               $17,407                   $8,058            $36,440

     Oil prices have continued to rise and natural gas prices have remained relatively stable subsequent to December 31, 1999. Accordingly, the discounted future net cash flows would be increased if the standardized measure was calculated at a later date. These estimates of the Company's proved reserves have not been filed with or included in reports to any federal agency.

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

LEASEHOLD ACREAGE

     The table below describes the Company's developed and undeveloped leasehold acreage as of December 31, 1999:

                                           Developed      Undeveloped
                                            Acreage         Acreage         TOTAL
                                        --------------    -----------    ------------
FIELD                                   GROSS      NET    GROSS   NET    GROSS   NET
                                        -----      ---    -----   ---    -----   ---
Lake Enfermer                           1,939     1,785    420    414    2,359  2,199
Manila Village                            742       530      0      0      742    530
Boutte                                  3,090     3,090      0      0    3,090  3,090
Bayou Fer Blanc                             0         0    320    320      320    320
West Gueydan (Note 1)                       0         0    195    129      195    129
                                        -----     -----    ---    ---      ---    ---
                                        5,771     5,405    935    863    6,706   6,268
                                        =====     =====    ===    ===    =====   =====

     Note 1: In December 1998, the Company assigned all of its leases comprising the West Gueydan Field to the West Gueydan Field Partnership (the "Gueydan Partnership"), a Texas limited partnership. The Company is the sole limited partner of the Gueydan Partnership, with a 50.505% interest, and Prime Natural Resources, Inc. ("Prime") is the sole general partner of the Gueydan Partnership, with the remaining 49.495% interest. On October 4, 1999, the Gueydan Partnership entered into an agreement with Cobra Exploration Company ("Cobra"). The agreement requires Cobra to spud a well on or before March 31, 2000 at a location and to designated depths on certain leases covering approximately 100 acres in the West Gueydan Field. The Gueydan Partnership retains a 25% working interest in all operations by Cobra pursuant to the agreement, subject to the terms and conditions of an operating agreement between the parties. The agreement requires Cobra to spud a well on or before May 1, 2000 at a location and to designated depths on certain leases covering approximately 100 acres in the West Gueydan Field. Through the Gueydan Partnership, the Company will have a net 15% carried working interest in the proposed well to casing point.

     No possible or probable reserves have been assigned to the Company's undeveloped acreage. As is customary in the oil and natural gas industry, the Company can retain its interests in undeveloped acreage by drilling activity that establishes commercial production sufficient to maintain the leases, or by payment of delay rentals during the remaining primary term of such a lease. Delay rentals paid in 1999 and those projected for 2000 are insignificant. The oil and natural gas leases in which the Company has an interest are for varying primary terms.

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


     ITEM 3.   LEGAL PROCEEDINGS

     As indicated above, the Company is disputing approximately $3 million in pre-petition bankruptcy claims, which claims and certain other residual bankruptcy-related matters are still within the jurisdiction of the Bankruptcy Court. The Company is not a party to any other material pending legal proceedings, other than ordinary routine litigation incidental to its business that management believes would not have a material adverse effect on its financial condition or results of operations.


     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                  PART II

     ITEM   5.     MARKET   FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
STOCKHOLDER   MATTERS

     In connection with the consummation of the Bankruptcy Plan, the Company is in the process of issuing approximately 925,000 shares of Common Stock to the former holders of the Company's Senior Notes and approximately 75,000 shares of Common Stock to the former holders of the Company's Preferred Stock. Pursuant to the Bankruptcy Plan, the Company is issuing the new shares of Common Stock upon the surrender of the certificates representing the Senior Notes and the Preferred Stock. The Common Stock is being allocated as follows: (i) 13.2143 shares of Common Stock are being issued for each $1,000 of principal amount of canceled Senior Notes and
(ii) 0.3120 shares of Common Stock are being issued for each canceled share of Preferred Stock.

     In order to participate in the Company's reorganization pursuant to the Bankruptcy Plan, the new stockholders of the Company are required to enter into a Stockholders' Agreement and a Registration Rights Agreement, each dated as of January 14, 2000. The Stockholders' Agreement provides, among other things, certain restrictions on voting, sale and transfers of the Common Stock. The Stockholders Agreement also provides that if holders of 75% or more of the Common Stock approve a sale of the Company to a third party, the minority stockholders would be required to sell their shares to the third party if certain conditions are satisfied.

     The Registration Rights Agreement entitles the Controlling Holders (as defined in the agreement) to have effected up to four demand registrations as well as the right to "piggyback" on certain other registration statements filed by the Company on its own behalf or on behalf of other security holders. Each holder of Registrable Securities (as defined in the agreement) is entitled to participate in any such demand or piggyback registration. The Registration Rights Agreement also entitles McLain Forman to have effected up to two demand registrations provided that certain conditions are satisfied.

     In connection with the consummation of the Bankruptcy Plan, the Company is also in the process of issuing warrants to purchase up to approximately 500,000 shares of Common Stock. These warrants consist of 50,000 Series A Warrants (exercise price $34.74), 150,000 Series B Warrants (exercise price $92.80), 150,000 Series C Warrants (exercise price $117.80), and 150,000 Series D Warrants (exercise price $137.80). Each of these warrants is currently exercisable and will automatically expire on January 14, 2007.

     Pursuant to the Bankruptcy Plan, holders of the Company's warrants that were issued in June 1997 in connection with the Company's offering and sale of the Senior Notes (the "Senior Note Warrants") will receive in the aggregate approximately 10,850 Series A Warrants and approximately 32,550 of each of the Series B, Series C, and Series D Warrants. Each holder of a Senior Note Warrant will receive 0.1637 Series A Warrants and 0.4910 Series B, Series C, and Series D Warrants for each Senior Note Warrant canceled pursuant to the Bankruptcy Plan. Holders of the Company's warrants that were issued in June 1997 in connection with the Company's offering and sale of the Preferred Stock (the "Equity Warrants") will receive in the aggregate approximately 5,450 Series A Warrants and approximately 16,350 of each of the Series B, Series C, and Series D Warrants. Each holder of an Equity Warrant will receive 0.0273 Series A Warrants and 0.0818 Series B, Series C, and Series D Warrants for each Equity Warrant canceled pursuant to the Bankruptcy Plan. McLain Forman received 33,780 Series A Warrants and 101,100 of each of the Series B, Series C, and Series D Warrants in connection with the consummation of the Bankruptcy Plan and pursuant to his employment agreement.

     The Company does not anticipate paying cash dividends with respect to the Common Stock in the foreseeable future. Any future determination to pay cash dividends will be made by the Board of Directors in light of the Company's earnings, financial position, capital requirements, credit agreements and such other factors as the Board of Directors deems relevant at that time.

     The issuance of the Common Stock and the warrants pursuant to the Bankruptcy Plan was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 1145 of the United States Bankruptcy Code.

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

                 SELECTED HISTORICAL FINANCIAL INFORMATION
                 (In thousands, except per share amounts)

                                        1999       1998            1997              1996            1995
                                        ----       ----            ----              ----            ----
STATEMENT OF OPERATIONS DATA:
 Oil and natural gas revenue          $ 12,993   $ 15,950       $ 14,235          $ 10,892        $  6,919
 Operating expenses                     12,494     36,691         24,814             8,909           7,336
                                      --------   --------       --------          --------        --------
 Operating income (loss)                   499    (20,741)       (10,579)            1,983            (417)
  Interest expense                       6,244     10,122          7,724             3,983           3,522
  Other income                             123        325            474               225             386
                                      --------   --------       --------          --------        --------
   Net (loss) from operations
   before reorganization
   items, income taxes and
   extraordinary items                  (5,622)   (30,538)       (17,829)           (1,775)         (3,553)
 Reorganization items:
  Reorganization costs                  (1,184)       -               -                -                -
  Adjust accounts to fair value          6,628        -               -                -                -
                                      --------   --------       --------          --------        --------
  Net loss before income
   taxes and extraordinary item           (537)   (30,538)       (17,829)           (1,775)         (3,553)
  Provision (benefit) for income taxes    (188)       -               -                -                -
                                      --------   --------       --------          --------        --------
 Net (loss) before extraordinary items    (349)   (30,538)       (17,829)           (1,775)         (3,553)
  Extraordinary gain on extinguisment
  of debt, net of taxes of $10,089      46,724         -              -                -                -
                                      --------   --------       --------          --------        --------
 Net Income (loss)                      46,375    (30,538)       (17,829)           (1,775)         (3,553)
  Preferred stock dividends             (1,153)    (1,729)          (923)              -                -
                                      --------   --------       --------          --------        --------
 Net income (loss) attributed to
 common shares                        $ 45,222   $(32,267)      $(18,752)          $(1,775)        $(3,553)
 Net income (loss) per share
 attributable to common shares
 before extraordinary item            $ (16.69)  $(358.52)      $(208.36)          $(19.72)        $(39.48)
 Extraordinary item per share           519.15        -               -                -               -
                                      --------   --------       --------          --------        --------
 Net income (loss) per share          $ 502.46   $(358.52)      $(208.36)          $(19.72)        $(39.48)
                                      ========   ========       ========          ========        ========



UNAUDITED PRO FORMA DATA:
 Operating income (loss) before income
 taxes                                                          $(17,829)          $(1,775)        $(3,553)
 Pro forma benefit (expense) for income
   taxes related to operations as an S Corp(1)                     6,106               657           1,314
 Preferred stock dividend                                           (923)               -               -
                                                                --------          --------        --------

 Pro forma net (loss) attributed to common
   shares                                                       $(12,646)          $(1,118)        $(2,239)
 Pro forma net (loss) per common
 share                                                          $(140.52)          $(12.42)        $(24.88)
                                                                ========           =======         =======

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion is intended to assist in an understanding of the Company's historical financial position and the results of operations for each year of the three-year period ended December 31, 1999. The Company's financial statements and notes thereto contain detailed information that should be referred to in conjunction with the following discussion. See "Item 8. Financial Statements and Supplementary Data."

     PLAN OF REORGANIZATION - The Company's Bankruptcy Plan was confirmed by the Bankruptcy Court on December 29, 1999 and consummated effective January 14, 2000. As of the confirmation date, the Company had total assets of $33.9 million and liabilities of $96.0 million. As indicated in "Item 1. Business - Recent Developments" above, with the exception of an aggregate of approximately $2.7 million of promissory notes issued pursuant to the Bankruptcy Plan, approximately $3 million in additional pre-petition bankruptcy claims that are disputed by the Company and still pending before the Bankruptcy Court, undistributed oil and gas revenues of $895,000, and approximately $300,000 in convenience claims which were paid in full in 2000, all of the Company's liabilities as of the confirmation date were extinguished pursuant to the Bankruptcy Plan.

     FRESH START REPORTING - The Company has accounted for the reorganization by using the principles of fresh start accounting required by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." For accounting purposes, the Company assumed that the Bankruptcy Plan was consumated on December 31, 1999. Under the principles of fresh start accounting, the Company's total assets were recorded at their assumed reorganization value, with the reorganization value allocated to identifiable tangible assets at their estimated fair value. Accordingly, the Company's oil and gas full cost pool was reduced by approximately $60 million, its unevaluated oil and gas properties were increased by approximately $3 million, its other property and equipment was reduced by approximately $1.6 million, and the accumulated DD&A of $64.1 million was written off. In addition, the Company's Senior Notes payable of $70 million, the interest payable of $11.1 million on the Senior Notes, its Preferred Stock of $13.5 million and the related deferred financing costs of $4.4 million were all written off.

     The total reorganization value assigned to the Company's proved oil and gas properties was estimated by adjusting the net pre-tax future cash flows discounted at a 10% annual rate (PV-10) of the Company's proved reserves ($36.4 million) as set forth in the Estimate of Reserves and Future Revenue report on the Company's proved oil and gas properties as of December 31, 1999, prepared by Netherland, Sewell & Associates. This report was prepared in accordance with SEC guidelines, utilizing constant prices existing as of December 31, 1999. The Company adjusted these prices to reflect the product prices used in valuing producing properties, and then the Company applied risking factors to the various categories of proved properties, discounting the properties as indicated:

PROVED CATEGORY      RISK FACTOR
Proved Producing         95%
Proved Non-producing     75%
Proved Undeveloped       25%

     Applying these risk factors and adjusting the product pricing resulted in an estimated net realizable value of the PV-10 of the proved properties of $25.5 million. The Company's other assets, including other property and equipment, were valued at $4.9 million.

     As a result of the implementation of fresh start accounting, the financial statements of the Company after consummation of the Bankruptcy Plan are not comparable to the Company's financial statements of prior periods.

     The effect of the Bankruptcy Plan and the implementation of fresh start accounting on the Company's balance sheet as of December 31, 1999 are discussed in detail in "Item 8. Financial Statements and Supplementary Data."

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

     The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves are capitalized into a ''full cost pool'' as incurred, and properties in the pool are depleted and charged to operations using the future gross revenue method based on the ratio of current gross revenue to total proved future gross revenues, computed based on current prices. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the present value (using a 10% discount rate) of estimated future net cash flow from proved oil and natural gas reserves, and the lower of cost and fair value of unproved properties after income tax effects, excess costs are charged to operations. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date even if oil or natural gas prices increase. The Company was required to write down its asset base at the end of 1997 due to a downward revision of quantity estimates attributable to a single fault block in the Lake Enfermer Field, combined with significant declines in oil and natural gas prices from the end of 1996. During the second quarter of 1998, the Company was required to write down its asset base, again due primarily to the continuing decline in oil and natural gas prices. The Company had an additional full cost ceiling writedown of its asset base at the end of 1998. This writedown was the result of a significant revision to the reserves assigned to a single well in the Lake Enfermer Field, combined with further declines in both oil and natural gas prices during the final quarter of 1998.

     On June 3, 1997, the Company issued preferred stock as further described under ''Long Term Financing.'' Prior to the issuance of this preferred stock, the Company was taxed as an S Corporation. See Note 1 to the financial statements of the Company. The issuance of preferred stock terminated the S Corporation status effective June 3, 1997. For the short year beginning June 4, 1997 and subsequent years, the Company is subject to Federal and state income tax.

RESULTS OF OPERATIONS

     The following table sets forth certain operating information with respect to the oil and natural gas operations of the Company and summary information with respect to the Company's estimated proved oil and natural gas reserves. See "Item 2. Properties-Oil and Natural Gas Reserves."

                                                          YEAR ENDED DECEMBER 31,
                                                       1999            1998            1997
                                                       ----            ----            ----
Production:
        Oil (MBbls)                                     337             393             335
        Gas (MMcf)                                    2,930           4,944           2,613
        Oil and gas (MBOE)                              826           1,217             770

Sales data (in thousands):
        Total oil sales                             $ 6,086         $ 4,752           6,600
        Total gas sales                             $ 7,038         $11,198           7,636

Average sales prices:
        Oil (per Bbl)                               $ 18.04         $ 12.09         $ 19.72
        Gas (per Mcf)                                  2.40            2.27            2.92
        Per BOE                                     $ 15.90         $ 13.11         $ 18.48

Average costs (per BOE):
        Lease operating expenses                    $  3.81         $  2.76         $  3.52
        General and administrative                  $  3.19         $  2.28         $  2.61
        Depreciation, depletion and
        amortization                                $  6.76         $  8.58         $ 12.20

Reserves at December 31:
        Oil (MBbls)                                   1,612           1,531           2,260
        Gas (MMcf)                                   18,996          14,558          22,105
        Oil and gas (MBOE)                            4,778           3,957           5,944
        Present value of estimated pre-tax future
               Net cash flows (in thousands)        $36,440         $19,169         $52,256


     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     The Company's oil and gas revenues decreased approximately $2.9 million, or 18% during 1999 to $13.1 million compared to $16.0 million in 1998. Production levels for 1999 decreased 32% to 826 thousand barrels of oil equivalent (''MBOE'') from 1217 MBOE for 1998. Gas production volumes decreased 41%, while oil volumes decreased 14%. The Company's average sale prices (including hedging activities) for oil and natural gas for 1999 were $18.04 per Bbl and $2.40 per Mcf versus $12.09 per Bbl and $2.27 per Mcf in 1998. Revenues decreased $5.2 million due to the aforementioned production decreases, offset by a $2.3 million increase in revenues due to higher oil and gas prices during 1999.

     On a BOE basis, lease operating expenses increased 38%, to $3.81 per BOE for 1999 from $2.76 per BOE in 1998. For 1999, lease operating expenses were down 6.3%, from $3.4 million in 1998 to $3.1 million in 1999. This decrease was due to a decrease in 1999 in the volumes of oil and gas produced.

     For 1999, depreciation, depletion and amortization (''DD&A'') expense decreased 47% from 1998. The decrease for the year is attributable to (i) the Company's decreased production and related future capital costs in 1999, and (ii) the upward revision of reserves. On a BOE basis, which reflects the decreases in production, the DD&A rate for 1999 was $6.76 per BOE compared to $8.58 per BOE for 1998, a decrease of 21%.

     For  1999,  on  a  BOE  basis,  general  and  administrative (''G&A'')
expenses increased 40%, from $2.28 per BOE in 1998 to $3.19 in 1999. Actual G&A expenses decreased 5%, from $2.8 million in 1998 to $2.6 million in 1999. This decrease was due primarily to the reduced activity during 1999. The recapitalization costs incurred in conjunction with the reorganization of the Company, equaling $969,000, were not included in recurring G&A for comparison purposes.

     The discounted present value of the Company reserves increased 90%, from $19.2 million at the end of 1998 to $36.4 million at the end of 1999, primarily as a result of the new reserves attributable specifically to the Simoneaux 26 well in the Company's Boutte Field, combined with the significant increases in both oil and gas prices between December, 1998 and December, 1999. The Company's realized oil prices increased 135% between December 31, 1998 and December 31, 1999, from an average price per barrel of $10.44 on December 31, 1998 to an average price of $24.58 on December 31, 1999. The Company's realized gas prices on December 31, 1999 increased 19% over the December 31, 1998 price, from $2.15 per Mcf in 1998 to $2.56 in 1999. The Company experienced a $19.6 million writedown of its full cost pool during 1998 due to ceiling test limitations. The Company did not experience any such ceiling test writedown of its full cost pool in 1999.

     Interest expense for 1999 decreased from $10.1 million in 1998 to $6.2 million for 1999. This decrease of $3.9 million in interest expense is due to the cessation of interest payable on the Company's Senior Notes from August 6, 1999, the date the Company filed for protection under the United States Bankruptcy Code.

     Due to the factors described above, the net loss from operations decreased from $30.5 million for 1998 to a loss of $6.0 million for 1999.

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     The Company's oil and gas revenues increased approximately $1.8 million, or 12% during 1998 to $16.0 million compared to $14.2 million in 1997. Production levels for 1998 increased 58% to 1,217 MBOE from 770 MBOE for 1997. Gas production volumes increased 89%, while oil volumes increased 17%. The Company's average sale prices (including hedging activities) for oil and natural gas for 1998 were $12.09 per Bbl and $2.27 per Mcf versus $19.72 per Bbl and $2.92 per Mcf in 1997. Revenues increased $7.9 million due to the aforementioned production increases, offset by a $6.1 million decrease in revenues due to lower oil and gas prices during 1998.

     On a BOE basis, lease operating expenses decreased 22%, to $2.76 per BOE for 1998 from $3.52 per BOE in 1997. For 1998, lease operating expenses were up 26%, from $2.7 million in 1997 to $3.4 million in 1998. This increase was due to an increase in 1998 in the volume of saltwater produced and handled, as well as the higher production rates in 1998.

     For 1998, DD&A expense increased 11% over 1997. The increase for the year is attributable to (i) the Company's increased production and related future capital costs in 1999, and (ii) the downward revision of reserves attributable primarily to a specific well in the Lake Enfermer Field. On a BOE basis, which reflects the increases in production, the DD&A rate for 1998 was $8.58 per BOE compared to $12.20 per BOE for 1997, a decrease of 30%.

     For 1998, on a BOE basis, G&A expenses declined 13%, from $2.61 per BOE in 1997 to $2.28 in 1998. Actual G&A expenses increased 40%, from $2.0 million in 1997 to $2.8 million in 1998. This increase was due primarily to (i) salary increases resulting from the addition of a CFO and a financial planning staff position, (ii) increased costs incurred for independent reservoir engineering services, (iii) increased corporate franchise taxes due to the increased debt, (iv) increased legal expenses related to the pending litigation, and (v) increased insurance cost related to the addition of D&O insurance for the Company.

     The discounted present value of the Company reserves decreased 63%, from $52.3 million at the end of 1997 to $19.2 million at the end of 1998, primarily as a result of the negative revisions to reserves attributable specifically to the A-2 well in the Company's Lake Enfermer Field, combined with the significant decline in both oil and gas prices between December, 1997 and December, 1998. Oil prices declined 39%, from an average price per barrel of $19.72 for the calendar year 1997 to an average price of $12.09 for the calendar year 1998. Average gas prices between the same periods declined 22%, from $2.92 per Mcf in 1997 to $2.27 in 1998. Based upon its ceiling test using the year-end 1998 discounted present value of the Company reserves, which were priced at the average year-end prices of $10.45 per barrel and $1.90 per Mcf, the Company experienced an impairment of its full cost pool in the amount of $19.6 million during 1998. The write-down of the full cost pool in 1998 to recognize this impairment is reflected as a separate expense item on the Company's financial statements. See "Item 8. Financial Statements and Supplementary Data".

     Interest expense for 1998 increased to $10.1 million from $7.7 million for 1997. This increase of $2.4 million in interest expense is due primarily to the full year of interest due in 1998 versus only seven months of interest due in 1997 relating to the issuance of $70 million principal amount of 13.5% Senior Secured Notes due 2004, Series A on June 3, 1997 (see "Liquidity and Capital Resources").

     Due to the factors described above, the net loss from operations increased to $30.5 million for 1998, from a loss of $17.8 million for 1997.

LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL AND CASH FLOW - As a result of the reorganization, the Company's working capital position has improved significantly. At December 31, 1999 the Company had $1.6 million of working capital. This was primarily due to the elimination of interest payable on the Senior Notes and the conversion of approximately $2.1 million of current liabilities into long term notes pursuant to the Bankruptcy Plan. The Company projects that oil prices will likely decline but will remain at historically high levels, while it expects natural gas prices to remain near their current levels during 2000.

     The Company believes that its cash on hand plus expected normal cash flow from operations will be sufficient to fund its working capital needs for the remainder of 2000. This includes funding of its obligations on the long term notes payable issued pursuant to the Bankruptcy Plan.

     The foregoing discussion includes many forward looking statements which are subject to the risks and uncertainties noted above in "Item 1 - Cautionary Statements" which could cause the actual results to differ materially from the Company's expectations.

     HEDGING ACTIVITIES - With the objective of achieving more predictable revenues and cash flows and reducing the exposure to fluctuations in oil and natural gas prices, the Company has entered into hedging transactions of various kinds with respect to both oil and natural gas. While the use of these hedging arrangements limits the downside risk of reverse price movements, it may also limit future revenues from favorable price movements. During 1998 and 1999, the Company entered into forward sales arrangements with respect to a portion (between 30-50%) of its estimated natural gas sales. As of March 2000, the Company has no open forward sales arrangements for natural gas for 2000. The Company did hedge 200 barrels per day of its oil production in October, 1999 for the twelve months ending November 30, 2000, at a price of $22.05 per barrel. As of March, 2000 the Company has no other open forward sales arrangements.

     The Company continuously reevaluates its hedging program in light of market conditions, commodity price forecasts, capital spending and debt service requirements. The Company may hedge additional volumes into 2000 or it may determine from time to time to terminate its then existing hedging positions.

     IMPACT OF YEAR 2000 COMPLIANCE - The Year 2000 ("Y2K") issue is the result of computerized systems being written to store and process the year portion of dates using two digits rather than four. To date, all of our systems have continued to operate without any disruptions related to Y2K. We will continue to closely monitor areas of particular risk including our business partners' ability to continue to meet their commitments throughout the year. The incremental cost associated with our Y2K efforts totaled less than $10,000 through 1999 and we do not expect to incur any significant additional costs related to this matter.

     RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or a liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will to adopt SFAS No. 133 during the first quarter of 2000. Because of the nature of the Company's only derivative instrument, the Company does not expect that the adoption of SFAS No. 133 will have a material impact on the Company's results of operations. However, the adoption may create volatility in equity through changes in other comprehensive income.

     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     PRICE RISK -The Company's revenues are derived from the sale of oil and natural gas production. From time to time, the Company enters into hedging transactions which fix, for specific periods and specific volumes of production, the prices the Company will receive for its production. These agreements reduce the Company's exposure to decreases in the commodity prices on the hedged volumes, while also limiting the benefit the Company might otherwise have received from increases in commodity prices of the hedged production. See "Item 1. Cautionary Statements - Risks of Hedging Transactions".

     The Company uses hedging transactions for price protection purposes on a limited amount of its future production and does not use these agreements for speculative or trading purposes. The impact of hedges is recognized in oil and gas sales in the period the related production revenues are accrued.

     Based on projected annual production volumes for 2000, a 10% decline in the prices the Company receives for its oil and natural gas production would have an approximate $3.9 million negative impact on the Company's discounted future net revenues. This impact of a hypothetical 10% decline in prices is net of the incremental gain that would be realized on hedge agreements in place as of March 25, 2000.


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

NAME                            AGE     POSITION                                                SINCE
Nicholas Tell, Jr.              38      Chairman of the Board                                    2000
Jerry W. Box                    61      Director                                                 2000
Jeffrey Clarke                  54      Director                                                 2000
McLain J. Forman, Ph.D.         71      Director, Chief Executive Officer & President            1982
Harold C. Block                 68      Vice President of Land and Acquisition                   1997
Marvin J. Gay                   57      Vice President of Finance and Administration             1997
Michael A. Habetz               51      Vice President, Manager of Operations                    1997
Michael H. Price                51      Chief Financial Officer                                  1998


The Stockholders' Agreement provides that, subject to certain restrictions, Trust Company of the West ("TCW"), Jefferies & Company, Inc. ("Jefferies") and McLain Forman shall each be entitled to designate one member of the Board of Directors. The fourth member shall be elected by the stockholders of the Company in accordance with the Company's bylaws. The agreement further provides that neither the TCW designee nor the Jefferies designee, nor the fourth director to be elected by the stockholders may be a current director, officer, or employee of Jefferies or any affiliate of Jefferies.

     A brief biography of each director and executive officer follows:

     Nicholas Tell, Jr., is the Managing Director, Capital Markets and Special Situations, of TCW. Mr. Tell joined TCW when TCW acquired Crescent in 1995. Previously, Mr. Tell was Vice President and Counsel of Crescent where he structured and negotiated many of the firm's private investments. Prior to joining Crescent, Mr. Tell was a Senior Associate at Latham & Watkins. From 1987 through 1992, Mr. Tell was involved in a wide variety of corporate transactions, including mergers and acquisitions and corporate financings for below-investment-grade companies. Mr. Tell received his Juris Doctor from the University of Chicago and his B.A. from Carleton College.

     Jerry W. Box served as the President and Chief Operating Officer of Oryx Energy Company from 1998 until shortly after the merger of Oryx Energy Company with Kerr-McGee Corporation in early 1999. From 1988 through 1998, Mr. Box served in various other capacities with Oryx Energy Company. Mr. Box holds a BS and an MS, in Geology, from Louisiana Tech University. He is also a graduate of the Program for Management Development at Harvard Business School.

     Jeffrey Clarke has been since 1994 the President, Chairman and Chief Executive Officer of Coho Energy, Inc., an independent energy company engaged, through its wholly owned subsidiaries, in the development and production of, and exploration for, crude oil and natural gas principally in Mississippi and Oklahoma. Prior to that time, Mr. Clarke served in various capacities with Coho Resources, Ltd. and Coho Resources, Inc., affiliates of Coho Energy, Inc. Coho Energy, Inc. and certain of its affiliates filed for protection under Chapter 11 of the United States Bankruptcy Code on August 23, 1999. Mr. Clarke holds a BS, in Physics, from University of Wales, 1967, and conducted postgraduate work in Physics at the University of East Anglia, 1967-1968.

     McLain J. Forman, Ph.D. founded the Company in 1982 and has served as President and Chief Executive Officer of the Company since inception. Dr. Forman served as Chairman of the Board from 1982 through 1999. Dr. Forman began his career in 1955 as a consulting geologist as a member of the predecessor firm of Atwater Consultants Ltd. Since 1960, Dr. Forman has directed and supervised exploration and production activities for clients and for his own account in the Gulf Coast Region. From 1972 to 1982, Dr. Forman concentrated his efforts on originating and developing wildcat exploration prospects with various industry and financial partners. With the formation of the Company in 1982, his focus shifted to exploratory and development prospects, and in 1991 the Company began to selectively acquire and exploit producing properties. Dr. Forman earned a B.S. degree in Geology from Tulane University and an M.A. degree and a Ph.D. in geology from Harvard University.

     Harold C. Block is the Vice President of Land and Acquisitions. Mr. Block joined Forman Exploration Company, the predecessor of the Company, in 1973 as Manager of the Land Department, and in 1982 he moved to his current position with the Company. Mr. Block began his career with F.A. Callery, Inc. in 1957, where he became Land Manager in 1959. Upon leaving Callery in 1971 until he joined the Company, Mr. Block was a consultant and organized and conducted an oil and gas exploration program. Mr. Block has a B.B.A. degree in Management from the University of Houston.

     Michael A. Habetz is Vice President, Manager of Operations. Mr. Habetz has been a Vice President and the Manager of Operations since he joined the Company in 1993. From 1970 to 1987, he held various supervisory and management positions with Texaco and Edwin L. Cox, where he was responsible for all phases of drilling, completion, workover and production operations. From 1987 until 1991, Mr. Habetz provided consulting engineering services through Energy Research and Development Corporation, and in 1991, he began to provide those services on a consulting basis for the Company. Mr. Habetz holds a B.S. degree in Mechanical Engineering from Louisiana State University.

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

     Marvin J. Gay is the Vice President of Finance and Administration. Mr. Gay has been a Vice President of the Company since he joined the Company at its inception in 1982. Mr. Gay was the Controller and Treasurer of Forman Exploration Company, the predecessor of the Company, from 1974 to 1982. Before joining the Company, Mr. Gay was a consultant with Arthur Andersen & Co. Mr. Gay holds a B.B.A. in Accounting from the University of Mississippi. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information for each of the fiscal years ended December 31, 1999, 1998, and 1997 with respect to the compensation paid to Mr. Forman, the President and Chief Executive Officer, and the four other most highly compensated executive officers of the Company (collectively, the ''Named Executive Officers''). No other executive officers of the Company received annual compensation (including salary and bonuses earned) that exceeded $100,000 for the fiscal years ended December 31, 1999, 1998 and 1997.

                                                                      LONG-TERM COMPENSATION
     NAME AND                                 ANNUAL COMPENSATION     SECURITIES UNDERLYING        ALL OTHER
PRINCIPAL POSITION                   YEAR      SALARY    BONUS            OPTIONS AWARDED         COMPENSATION
------------------                   ----      ------    -----            ---------------         ------------
McLain J. Forman, PhD., Chief        1999      $225,000  $  -0-            $-0-                     $-0-
Executive Officer and President      1998       225,000     -0-             -0-                      -0-
                                     1997       214,500    16,875           12,614                   -0-

Harold C. Block,                     1999       131,000     -0-             -0-                      -0-
Vice President of Land and           1998       131,000     -0-             -0-                      -0-
Acquisitions                         1997       125,000    9,825             4,890                   -0-

Michael A. Habetz,                   1999       130,000     -0-             -0-                      -0-
Vice President, Manager of           1998       130,000     -0-             -0-                      -0-
Operations                           1997       119,500    9,750             4,075                   -0-

Mike H. Price,                       1999       129,333     -0-             -0-                      -0-
Chief Financial Officer              1998        36,000     -0-             -0-                      81,000(1)
                                     1997         -0-       -0-             -0-                      -0-

Marvin J. Gay                        1999       114,833     -0-             -0-                      -0-
Treasurer, Vice President of Finance 1998       104,500     -0-             -0-                      -0-
and Administration                   1997        99,750    7,838             4,075                   -0-

(1): The "Other Compensation" paid to Mr. Price was paid to him during the time in which he was working for the Company on a contractual basis prior to his employment by the Company.

401(K) PLAN

     The Company has adopted a defined contribution retirement plan that complies with Section 401(k) of the Code (the ''401(k) Plan''). Pursuant to the terms of the 401(k) Plan, all employees with at least one year of continuous service are eligible to participate and may contribute up to 15% of their annual compensation (subject to certain limitations imposed under the Code). The 401(k) Plan provides that a discretionary match of employee contributions may be made by the Company in cash. The Company made a $58,398 matching contribution to the 401(k) Plan in 1998 based upon each individual employee's plan contributions during 1998. In December 1999 the Company made another matching contribution, in the amount of $72,012, again based upon each individual employee's plan contributions for 1999. These matching employer contributions to the 401(k) Plan are fully vested to the individuals over a three-year period. Employee contributions under the 401(k) Plan are 100% vested and participants are entitled to payment of vested benefits upon termination of employment. The amounts held under the 401(k) Plan are invested among various investment funds maintained under the 401(k) Plan in accordance with the directions of each participant.

COMPENSATION OF DIRECTORS

      Directors of the Company will receive compensation for their service as directors in the amount of $5,000 per month for up to 18 meetings per year and an additional $3,000 per meeting for each additional meeting above 18 per year. Directors of the Company are also entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof.

EMPLOYMENT AGREEMENTS

     Effective January 14, 2000, the Company entered into employment agreements with Messrs. Forman, Price, Block, Habetz and Gay (the "Named Executive Officers"), among others. The agreements provide for employment of the Named Executive Officers in his current position through April 30, 2001, subject to earlier termination, at a fixed annual salary and an annual bonus based upon the attainment of certain quantitative goals. The agreements provide for a salary of $225,000, $140,000, $131,000, $130,000 and $120,000 per calendar year, respectively for Messrs. Forman, Price, Block, Habetz and Gay. The agreement with Mr. Forman provides for a maximum bonus of 90% of his base salary and the agreements with Messrs. Price, Block, Habetz and Gay provide, for a maximum bonus of 30% of such individual's base salary.

     If the Company terminates the Named Executive Officer's employment without Cause (as defined in the agreement) or the Named Executive Officer terminates his employment for Good Reason (as defined in the agreement), the Company must (i) pay the executive his accrued base salary as of the date of termination plus his annual base salary for the remainder of his employment term and (ii) provide the executive with continuing group medical, dental, disability and life insurance benefits until the later of 18 months from the date of termination or the original expiration date of the employment term. If the executive terminates his employment for reasons other than Good Reason or the Company terminates the executive for Cause, the Company must pay to the executive his accrued base salary as of the date of termination. If the executive is terminated for Cause following a Change of Control (as defined in the agreement), the executive will also be paid his base salary for the remainder of his employment term and will be provided continuing group medical, dental, disability and life insurance benefits until the later of 18 months from the date of termination or the original expiration date of the employment term.

     ITEM  12.  SECURITY   OWNERSHIP   OF  CERTAIN  BENEFICIAL  OWNERS  AND
MANAGEMENT

     The following table and notes thereto set forth information regarding ownership of shares of the Company's Common Stock as of March 30, 2000. The number of shares beneficially owned and the percentages of outstanding Common Stock have been estimated based on information provided by the Company's exchange agent, U.S. Trust of Texas, N.A. The Company emerged from Chapter 11 protection of the United States Bankruptcy Code on December 29, 1999 and is in the process of exchanging new securities for the securities canceled pursuant to the Bankruptcy Plan. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters." The following information is subject to change as additional security holders tender their outstanding securities in connection with the exchange process.

                                         NUMBER OF       PERCENT OF
                                         SHARES OF      OUTSTANDING
                                       COMMON STOCK       COMMON
PRINCIPAL SHAREHOLDERS                   OWNED(1)         STOCK(2)
----------------------                   --------         --------
 Trust Company of the West               438,102(3)        43.8%
 11100 Santa Monica Boulevard
 Suite 2000
 Los Angeles, California  90025

 Jefferies & Company, Inc.               265,573           26.6%
 11100 Santa Monica Boulevard
 12th  Floor
 Los Angeles, California  90025

 Bank of America Investments, Inc.        88,376            8.8%
 233 South Wacker Drive
 Suite 2800
 Chicago, Illinois  60606-6306

 Alliance Capital                         79,336            7.9%
 1345 Avenue of the Americas
 37th Floor
 New York, New York  10105

 Koch Investment Group, Ltd.              63,209            6.3%
 4111 East 37{th} Street North
 Witchita, Kansas  67201

____________________

  (1) Excludes shares that may be acquired within 60 days upon exercise of Class A, Class B, Class C or Class D Warrants. The exercise prices for the warrants are as follows: $34.74 for Class A Warrants, $92.80 for Class B Warrants, $117.80 for Class C Warrants, and $137.80 for Class D Warrants. The following table sets forth information regarding ownership of shares of the Company's Common Stock, calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.


                                                                                                                       Percent of
                                                                                                                      Outstanding
                                   Common      Class A          Class B         Class C         Class D                 Common
Principal Shareholders             Shares      Warrants         Warrants        Warrants        Warrants       Total    Stock(a)
----------------------             ------      --------         --------        --------        --------       -----     -----
  Trust Company of the West        438,102      8,629           25,872          25,872           25,872       524,347(b)  33.3%
  Jefferies & Company, Inc.        265,573      2,984            8,948           8,948            8,948       295,401     19.7%
  Bank of America Investment, Inc.  88,376      1,064            3,192           3,192            3,192        99,016      6.6%
  Alliance Capital                  79,336        982            2,946           2,946            2,946        89,156      5.9%
  Koch Investment Group, Ltd.       63,209      1,010            3,028           3,028            3,028        73,303      4.9%

MANAGEMENT
----------
 McLain J. Forman                       0      33,700          101,100         101,100          101,100       337,000     22.5%
 All Directors and Executive            0      33,700          101,100         101,100          101,100       337,000     22.5%
 Officers as a group (8 persons)

    _________________________
    (a) Based on 1,500,071 shares of outstanding Common Stock.
    (b) Includes 14,851 shares held on behalf of Brown University, 4,910 shares held on behalf of Allstate Insurance Co., and 653 shares held on behalf of Raytheon Co.

  (2) Based on 1,000,008 shares of outstanding Common Stock.
  (3) Includes 13,214 shares held on behalf of Brown University.

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In August 1996, the Company sold all of its interests in the Bayou Fer Blanc Field and the West Gueydan Field to a company (the "Purchaser") that is owned by the sole stockholder. The purchase price was $950,000, which was paid at the closing. The Company did not recognize any gain or loss on the sale of these properties. In connection with the sale, the Purchaser also agreed to assume certain liabilities of the Company relating to the completion of the 3-D seismic survey and other related matters. As of December 31, 1996, the Company had incurred aggregate costs of $327,828 subsequent to the closing on behalf of the Purchaser, which are recorded as due from affiliate. On June 3, 1997, the Company repurchased its interests in these fields for $5,000,000 with the proceeds from the offerings of Senior Notes and Preferred Stock made by the Company in 1997. At that time, the Purchaser's cost basis in these fields was $3,500,000, which the Company has recorded as unevaluated properties at December 31, 1997. The balance of the purchase price of $1,500,000 was recorded as a distribution to the sole stockholder.

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

     Report of Independent Public Accountants

     Balance Sheet as of the years ended December 31, 1999 and 1998

     Statement of Operations for the three years in the period ended December 31, 1999

     Statement of Stockholders' Equity (Deficit) for the three years in the period ended December 31, 1999

     Statement of Cash Flows for the three years in the period ended December 31, 1999

     Notes to the Financial Statements


      2.    Financial Statement Schedules

      All schedules are omitted because the required information is inapplicable or the information is presented in the Financial Statements or the notes thereto.

      3.  Exhibits

      The following instruments and documents are included as Exhibits to this Form 10-K:

      _______  __________________________________________________________________
      Exhibit                           Exhibit
        No.
        3.1     Amended and Restated Articles of Incorporation dated January 14,
                2000.

        3.2     Amended and Restated Bylaws.

        4.1 Stockholders' Agreement dated as of January 14, 2000 by and among Forman Petroleum Corporation and each of the other Persons listed on the signature pages thereto.

        4.2 Registration Rights Agreement dated as of January 14, 2000 by and between Forman Petroleum Corporation and each of the other Persons listed on the signature pages thereto.

        4.3     Warrant Agreement dated as of January 14, 2000 by and between Forman
                Petroleum Corporation and each of the other Persons listed on the signature pages thereto.

        10.1    Employment Agreement, dated as of January 14, 2000, between Forman
                Petroleum Corporation and McLain J. Forman.

        10.2    Form of Employment Agreement, dated as of January 14, 2000, between
                Forman Petroleum Corporation and each of the other executive officers.

        27.1    Financial Data Schedule.


(b) Reports on Form 8-K

    None

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FORMAN PETROLEUM CORPORATION



                              By: /S/ MCLAIN J. FORMAN
                                  -------------------------
                                          McLain J. Forman
                                            Chief Executive Officer
                                            and President

Date: April 10, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons in the capacities and on the dates indicates.


NAME                            TITLE                           DATE

/s/ Nicholas Tell, Jr.          Chairman of the Board           April 10, 2000
-----------------------
Nicholas Tell, Jr.

/s/ McLain J. Forman            Chief Executive Officer and     April 10, 2000
-----------------------         President
McLain J. Forman                (Principal Executive Officer)

/s/ Michael H. Price            Chief Financial Officer         April 10, 2000
-----------------------         (Principal Financial Officer)

/s/ Marvin J. Gay               Vice President of Finance and   April 10, 2000
-----------------------         Administration (Controller and
                                Principal Accounting Officer)

/s/ Jerry W. Box                Director                        April 10, 2000
-----------------------
Jerry W. Box

/s/ Jeffrey Clarke              Director                        April 10, 2000
-----------------------
Jeffrey Clarke




                       INDEX TO FINANCIAL STATEMENTS


                                                                        PAGE
Report of Independent Public Accountants .............................  F-2

Balance Sheets as of the Years Ended
  December 31, 1999 and 1998 .........................................  F-3

Statements of Operations for the Three Years
  in the Period Ended December 31, 1999 ..............................  F-4

Statements of Stockholders' Equity (Deficit) for the
  Three Years in the Period Ended December 31, 1999 ..................  F-5

Statements of Cash Flows for the Three Years
  In the Period Ended December 31, 1999 ..............................  F-6

Notes to Financial Statement .........................................  F-7


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholder of Forman Petroleum Corporation:

We have audited the accompanying balance sheets of Forman Petroleum Corporation (a Louisiana corporation) as of December 31, 1999 and 1998, and the related statements of operations and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

As discussed in Note 1, effective December 29, 1999, the Company was reorganized under a plan confirmed by the United States Bankruptcy Court in the United States District Court for the Eastern District of Louisiana and adopted a new basis of accounting whereby all remaining assets and liabilities were adjusted to their estimated fair values. Accordingly, financial statements for periods subsequent to the reorganization are not comparable to the financial statements presented for prior periods.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forman Petroleum Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.








New Orleans, Louisiana,
March 25, 2000

                         FORMAN PETROLEUM CORPORATION
                         ----------------------------

                                BALANCE SHEETS
                                --------------

                                                                      DECEMBER 31,
                                                                ------------------------
                                                                    1999        1998
                                                                -----------  -----------
                        ASSETS
                        ------
CURRENT ASSETS:
 Cash and cash equivalents                                      $ 3,180,925  $ 1,474,488
 Accounts receivable                                                236,663       47,830
 Oil and gas revenue receivable                                   1,359,393      656,433
 Unbilled well costs                                                    257       11,324
 Prepaid expenses                                                    43,845      297,154
 Advance to operator                                                   -       1,200,000
                                                                -----------  -----------

   Total current assets                                           4,821,083    3,687,229
                                                                -----------  -----------

PROPERTY AND EQUIPMENT:
 Oil and gas properties, full cost method                        25,515,529   77,067,569
 Unevaluated oil and gas properties                               4,732,139    4,485,359
 Other property and equipment                                       200,000    1,718,757

                                                                 30,447,668   83,271,685
 Less- accumulated depreciation, depletion and
   amortization                                                        -     (59,511,084)
                                                                -----------  -----------

   Net property and equipment                                    30,447,668   23,760,601
                                                                -----------  -----------

OTHER ASSETS:
 Recapitalization costs                                                -         384,313
 Escrowed and restricted funds                                      490,044      493,481
 Deferred financing costs, net                                         -       5,360,234
                                                                -----------  -----------

   Total assets                                                 $35,758,795  $33,685,858
                                                                ===========  ===========


    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    ----------------------------------------------

CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                       $ 1,571,710  $ 2,378,512
 Undistributed oil and gas revenues                                 895,064    1,590,223
    Current portion of notes payable                                640,608   68,309,653
    Interest payable                                                   -       5,512,640
                                                                -----------  -----------

   Total current liabilities                                      3,107,382   77,791,028

Notes payable                                                     2,066,173       17,121
Deferred tax liability                                            9,900,580         -
Mandatorily redeemable preferred stock                                 -      12,360,322
                                                                -----------  -----------
    Total  liabilities                                           15,074,135   90,168,471

STOCKHOLDERS' EQUITY (DEFICIT):
 Old common stock, net of treasury stock at cost of $10                -             990
 New common stock, no par value, 10,000,000 shares authorized,
      1,000,008 shares issued and outstanding                    20,684,660         -
 Accumulated deficit                                                   -     (56,483,603)
                                                                -----------  -----------

   Total stockholder's equity (deficit)                          20,684,660  (56,482,613)
                                                                -----------  -----------
                                                                $35,758,795  $33,685,858
                                                                ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                         FORMAN PETROLEUM CORPORATION
                         ----------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                                               YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                         1999            1998            1997
                                                     ------------    ------------    ------------
Revenues:
 Oil and gas sales                                   $ 12,992,714    $ 15,950,329    $ 14,235,272
 Interest income                                             -            239,581         370,569
    Overhead reimbursements                                64,980          71,325          60,838
 Other income                                              58,292          14,608          42,178
                                                     ------------    ------------    ------------
         Total revenues                                13,115,986      16,275,843      14,708,857
                                                     ------------    ------------    ------------
Costs and expenses:
 Production taxes                                         731,542         540,837         699,638
 Lease operating expenses                               3,146,581       3,359,200       2,708,570
 General and administrative expenses                    3,013,809       2,774,498       2,006,768
 Interest expense                                       6,243,778      10,122,131       7,723,717
 Full cost ceiling writedown                                 -         19,575,047      10,008,121
 Depreciation, depletion and amortization               5,601,733      10,442,032       9,391,640
                                                     ------------    ------------    ------------
         Total expenses                                18,737,443      46,813,745      32,538,454
                                                     ------------    ------------    ------------
Net loss from operations before
reorganization items,
         income taxes and extraordinary item           (5,621,457)   (30,537,902)     (17,829,597)

Reorganization items:
        Reorganization costs                           (1,184,111)          -                -
        Adjust accounts to fair value (Note 1)          6,268,022           -                -
                                                     ------------    ------------    ------------

Net loss before income taxes and
extraordinary item                                       (537,546)    (30,537,902)    (17,829,597)

Provision (benefit) for income taxes                     (188,141)           -               -
                                                     ------------    ------------    ------------
Net loss before extraordinary item                       (349,405)    (30,537,902)    (17,829,597)
Extraordinary gain on extinguishment of
debt, net of  taxes of $10,088,721                     46,724,052            -               -
                                                     ------------    ------------    ------------

Net income (loss)                                      46,374,647     (30,537,902)    (17,829,597)
Preferred stock dividends                              (1,152,991)     (1,729,068)       (922,912)
                                                     ------------    ------------    ------------
Net income (loss) attributable to common shares      $ 45,221,656    $(32,266,970)   $(18,752,509)
                                                     ============    ============    ============
Per common share amounts:
Net income (loss) per share attributable
to common shares before extraordinary item           $     (16.69)   $    (358.52)   $    (208.36)

Extraordinary item per share                               519.15             -               -
                                                     ------------    ------------    ------------
Net income (loss)  per share                         $     502.46    $    (358.52)   $    (208.36)
                                                     ============    ============    ============
Weighted average shares outstanding                        90,000          90,000          90,000

UNAUDITED PRO FORMA DATA:
 Net income (loss) from operations reported above                                    $(17,829,597)

 Pro forma benefit for income taxes related to
   operations as an S Corp                                                              6,105,850
 Preferred stock dividends                                                               (922,912)
                                                                                     ------------
    Pro forma net income (loss)                                                      $(12,646,659)
                                                                                     ============
    Pro forma net income (loss) per share                                            $    (140.52)
                                                                                     ============
 Weighted average shares outstanding                                                       90,000
                                                                                     ============

  The accompanying notes are an integral part of these financial statements.

                         FORMAN PETROLEUM CORPORATION
                         ----------------------------

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 --------------------------------------------


                                                                 Additional
                                        Common       Treasury     Paid-in       Accumulated
                                        Stock         Stock       Capital         Deficit          Total
                                        -----         -----       -------         -------          -----
BALANCE, December 31, 1996           $      1,000   $    (10)   $   785,823   $  (5,819,381)  $  (5,032,568)
                                     ============   ========    ===========   =============   =============
        Net loss                             -          -              -        (17,829,597     (17,829,597)
ISSUANCE OF WARRANTS
  TO PURCHASE COMMON
  STOCK (Note 4)                             -          -         1,111,100            -          1,111,100

RECLASS ACCUMULATED
  DEFICIT TO ADDITIONAL
  PAID IN CAPITAL                            -          -        (1,896,923)      1,896,923            -

DISTRIBUTION TO SOLE
  STOCKHOLDER (Note 8)                       -          -              -         (1,500,000)     (1,500,000)

ACCRUE DIVIDENDS ON
  MANDATORILY
  REDEEMABLE PREFERRED
  STOCK                                      -          -              -      $    (898,605)  $    (898,605)

ACCRETION OF DISCOUNT
  ON MANDATORILY
  REDEEMABLE PREFERRED
  STOCK                                      -          -              -            (24,307)        (24,307)
                                     ------------   --------    -----------   -------------   -------------

BALANCE, December 31, 1997           $      1,000   $    (10)   $      -      $ (24,174,967)  $ (24,173,977)
                                     ============   ========    ===========   =============   =============

        Net loss                             -          -              -        (30,537,902)    (30,537,902)
ACCRETION OF DISCOUNT
  ON MANDATORILY
  REDEEMABLE PREFERRED
  STOCK                                      -          -              -            (41,666)        (41,666)
ACCRUE DIVIDENDS ON
  MANDATORILY REDEEMABLE
  PREFERRED STOCK                            -          -              -         (1,729,068)     (1,729,069)
                                     ------------   --------    -----------   -------------   -------------

BALANCE, December 31, 1998           $      1,000   $    (10)   $      -      $ (56,438,603)  $ (56,482,613)
                                     ============   ========    ===========   =============   =============

        Net income                           -          -              -         46,374,647      46,374,647
ACCRETION OF DISCOUNT
  ON MANDITORILY
  REDEEMABLE PREFERRED
  STOCK                                      -          -              -            (27,778)        (27,778)

ACCRUE DIVIDENDS ON
  MANDATORILY REDEEMABLE
  PREFERRED STOCK                            -          -              -         (1,152,991)     (1,152,991)

OLD COMMON STOCK
  SURRENDERED                              (1,000)        10           -               -               (990)

NEW COMMON STOCK ISSUED IN
  REORGANIZATION                       20,684,660       -              -               -         20,684,660

DISCHARGE OF PREFERRED STOCK
  IN REORGANIZATION                          -          -              -         13,555,971      13,555,971

FRESH START ACCOUNTING
  ADJUSTMENTS (Note 1)                       -          -              -         (2,266,246)     (2,266,246)
                                     ------------   --------    -----------   -------------   -------------

BALANCE, December 31, 1999           $ 20,684,660   $   -      $       -      $        -      $  20,684,660
                                     ============   ========   ============   =============   =============


  The accompanying notes are an integral part of these financial statements.

                         FORMAN PETROLEUM CORPORATION
                         ----------------------------

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                               YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------------
                                                                         1999            1998            1997
                                                                     ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                   $ 46,374,647    $(30,537,902)   $(17,829,597)
 Adjustments to reconcile net loss to net cash provided
  by operating activities-
    Extraordinary item                                                (46,724,052)           -               -
    Depreciation and amortization                                       5,601,733      30,316,309      19,399,761
    Income tax benefit                                                   (188,141)           -               -
    Adjust accounts to fair value                                      (6,268,022)           -               -
    Interest on obligations discharged in bankruptcy                    6,144,915            -               -
    Withdrawal from interest escrow account                                  -          3,978,148       5,471,852

 Change in assets and liabilities-
   Decrease (Increase) in oil and gas revenue receivable                 (702,960)      1,750,882          96,163
   Decrease (Increase) in accounts receivable                            (188,833)        550,161         (97,389)
   (Increase) Decrease in unbilled well costs                              11,067          (3,166)         52,030
   Decrease (Increase) in prepaid expenses                                253,309        (297,154)           -
   (Decrease) Increase in accounts payable and accrued liabilities      1,500,735      (4,059,766)        197,209
   (Decrease) Increase in undistributed oil and gas revenues             (473,127)       (258,274)        222,980
   Increase in interest payable                                              -          5,512,640            -
   Decrease (Increase) in advance to operator                           1,200,000      (1,200,000)           -
   Decrease in capitalized recapitalization costs                         384,313            -               -
   Increase (Decrease) in due from related parties                           -               -             12,457
   Decrease in due to stockholder                                            -               -            327,828
                                                                     ------------    ------------    ------------

        Net cash provided by operating activities                       6,925,284       5,751,878       7,853,294
                                                                     ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to oil and gas properties                                   (5,173,645)     (4,523,589)    (28,669,449)
 Reduction of escrow account                                                3,437          21,615         366,874
 Purchase of other property and equipment                                 (48,639)        (67,964)       (224,868)
                                                                     ------------    ------------    ------------

        Net cash used in investing activities                          (5,218,847)     (4,569,938)    (28,527,443)
                                                                     ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                                                 -               -         71,800,333
 Repayment of notes payable                                                  -               -        (43,542,096)
 Deposit into interest escrow account                                        -               -         (9,450,000)
 Proceeds from preferred stock                                               -               -          9,666,667
 Proceeds from issuance of warrants                                          -               -          1,000,000
 Distribution to stockholder                                                 -               -         (1,500,000)
 Deferred financing costs                                                    -           (165,321)     (6,973,437)
                                                                     ------------    ------------    ------------

        Net cash (used) provided by financing activities                     -           (165,321)     21,001,467
                                                                     ------------    ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               1,706,437       1,016,619         327,318

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                         1,474,488         457,869         130,551
                                                                     ------------    ------------    ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                            $  3,180,925    $  1,474,488    $    457,869
                                                                     ============    ============    ============

SUPPLEMENTAL DISCLOSURES:
 Cash paid for-
  Interest                                                           $     82,451    $  4,609,491    $  7,723,717
                                                                     ============    ============    ============
  Income taxes                                                       $       -       $       -       $       -
                                                                     ============    ============    ============


  The accompanying notes are an integral part of these financial statements.

                       FORMAN PETROLEUM CORPORATION
                       ----------------------------

                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------

                        DECEMBER 31, 1999 AND 1998
                        --------------------------

1.     REORGANIZATION AND FRESH START REPORTING:
       ----------------------------------------

Forman Petroleum Corporation ("Forman" or the "Company"), a Louisiana corporation, is an independent energy company engaged in the exploration, development, acquisition and production of crude oil and natural gas, with operations primarily in the onshore Gulf Coast area of Louisiana. Forman was incorporated in Louisiana in 1982 and began operations in that year.

REORGANIZATION
--------------

On August 6, 1999, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States District Court for the Eastern District of Louisiana (the Bankruptcy Court) (Case No. 99-14319). On November 22, 1999, the Company and certain of its creditors filed a Second Amended Joint Plan of Reorganization, as amended on December 29, 1999 (the Bankruptcy Plan). The Company's reorganization plan was confirmed by the Bankruptcy Court on December 29, 1999 and consummated January 14, 2000.

Pursuant  to  the  Bankruptcy   Plan,  all  of  the  Company's  issued  and
outstanding securities were canceled and the Company issued the following equity securities:

* 925,000 shares of new common stock, no par value, to the former holders of the Company's 13.5% Series B Senior Notes due 2004;

* 75,000 shares of new common stock to the former holders of the Company's Series A Cumulative Preferred Shares; and

* warrants to purchase up to 500,000 shares of new common stock to certain of the Company's former warrant holders and to McLain J. Forman, the former sole voting shareholder of the Company.

As of the confirmation date, the Company had total assets of $33.9 million and liabilities of $96.0 million. With the exception of an aggregate of approximately $2.7 million of promissory notes issued pursuant to the Bankruptcy Plan, approximately $300,000 in convenience claims which were paid in full in 2000, undistributed oil and gas revenues of $895,000, and approximately $3 million in additional pre-petition bankruptcy claims that are disputed by the Company and still pending before the Bankruptcy Court (Note 6), all of the Company's liabilities as of the confirmation date were extinguished pursuant to the Bankruptcy Plan.

Costs incurred during 1999 directly related to the Company's reorganization, consisting primarily of legal, accounting and financial consulting fees, were recorded to reorganization costs in the accompanying statement of operations. These costs are net of interest income earned on cash and cash equivalents because the maintenance of cash balances during 1999 was directly related to the Company's bankruptcy filing.

The Company ceased accruing interest on its Senior Debt and dividends on its preferred stock on August 6, 1999, when it filed for relief under Chapter 11.

FRESH START REPORTING
---------------------

The Company has accounted for the reorganization using the principles of fresh start accounting required by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7). For accounting purposes, the accompanying financial statements reflect the confirmed plan as if it was consummated on December 31, 1999. Under the principles of fresh start accounting, the Company's total assets and liabilities were recorded at their estimated fair market values. Accordingly, the Company's net proved oil and gas properties were increased by approximately $3.0 million, its unevaluated oil and gas properties were increased by approximately $3.1 million and other net property and equipment was increased by approximately $0.2 million. Obligations arising from the Bankruptcy Plan are recorded at the amounts expected to be paid in settlements of such obligations. In addition, the Company's Senior Notes with a net book value of $68.6 million, related interest payable of $11.1 million, preferred stock of $13.6 million and deferred financing costs related to the Senior Notes and preferred stock of $4.4 million were all written off.

Since the former holders of the Company's Senior Notes (the former noteholders) received 92.5% of the shares of the common stock (Note 5), the gain on discharge of indebtedness was computed using 92.5% of the net assets received by the former noteholders. The remaining 7.5% of the net assets allocable to the former holders of the Company's preferred stock was recorded to equity and is included in fresh start accounting adjustments in the accompanying statement of stockholders' equity. Also included in such amount is the write-off of the remaining deferred costs allocable to the preferred stock.

The effect of the Bankruptcy Plan on the Company's balance sheet as of December 31, 1999, is as follows (in thousands):


                                                                     Adjustments to Record
                                                                     Confirmation of Plan
                                                                     --------------------
                                                                      Discharge
                                                                     of Debt and
                                                                      Preferred                             Reorganized
                                             Preconfirmation            Stock           Fresh Start        Balance Sheet
                                             ---------------         -----------        -----------        -------------
           ASSETS
           ------
CURRENT ASSETS                               $      4,821            $     -            $      -           $     4,821
PROPERTY AND EQUIPMENT:
 Oil and gas properties, net                       24,158                  -                  6,090             30,248
 Other property and equipment                          22                  -                    178                200
DEFERRED FINANCING COSTS, net                       4,398                (4,398)               -
ESCROWED AND RESTRICTED FUNDS                         490                  -                   -                   490
                                             ------------            ----------         -----------        -----------
                                             $     33,889            $   (4,398)        $     6,268        $    35,759
                                             ============            ==========         ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
           (DEFICIT)
           ---------

LIABILITIES NOT SUBJECT TO
 COMPROMISE:
 Accounts payable and accrued liabilities    $      2,467            $     -            $      -           $     2,467

 Current portion of promissory notes                   26                   614                -                   640
 Other noncurrent liabilities                          19                  -                   -                    19
 Deferred taxes                                    (2,382)               10,089               2,194              9,901
                                             ------------            ----------         -----------        -----------
                                                      130                10,703               2,194             13,027
LIABILITIES SUBJECT TO COMPROMISE:
 Prepetition liabilities                            2,521                (2,521)               -                  -
 Promissory notes                                    -                    2,047                -                 2,047
 Notes payable - secured (including interest
        of $11,155)                                79,767               (79,767)               -                  -
 Mandatorily redeemable preferred stock            13,555               (13,555)               -                  -

STOCKHOLDERS' DEFICIT:
 Common stock - old                                     1                    (1)               -                  -
 Common stock - new                                  -                   14,417               6,268             20,685
 Accumulated deficit                              (62,085)               64,279              (2,194)              -
                                             ------------            ----------         -----------        -----------
                                                   33,759               (15,101)              4,074             22,732
                                             ------------            ----------         -----------        -----------
                                             $     33,889            $   (4,398)        $     6,268        $    35,759
                                             ============            ==========         ===========        ===========

The fair market value assigned to the Company's proved oil and gas properties was estimated by adjusting the net pre-tax future cash flows discounted at a 10% annual rate (PV10) of the Company's proved reserves ($36.4 million at December 31, 1999) as set forth in the Estimate of Reserves and Future Revenue report on the Company's proved oil and gas properties as of December 31, 1999, prepared by Netherland, Sewell & Associates, independent reservoir engineers. This report was prepared in accordance with SEC guidelines, utilizing constant prices existing as of December 31, 1999. The Company adjusted these prices to reflect the product prices used in valuing producing properties, ($21 per barrel of oil and $2.75 per mcf of gas) then applied risk factors to the various categories of proved reserves as follows:

                PROVED CATEGORY      RISK FACTOR
                ---------------      -----------
                Proved Producing         95%
                Proved Non-producing     75%
                Proved Undeveloped       25%

Applying these risk factors and adjusting the product pricing resulted in an estimated fair market value of the proved properties of $25.5 million. The Company's other assets, including other property and equipment, were valued at $4.9 million.

As a result of the implementation of fresh start accounting, the financial statements as of and for the year ended December 31, 1999 reflecting the fresh start accounting principles discussed above are not comparable to the financial statements of prior periods.

2. SIGNIFICANT ACCOUNTING POLICIES:
   --------------------------------

OIL AND GAS PROPERTIES
----------------------

Forman uses the full-cost method of accounting, which involves capitalizing all exploration and development costs incurred for the purpose of finding oil and gas reserves, including the costs of drilling and equipping productive wells, dry hole costs, lease acquisition costs and delay rentals. The Company also capitalizes certain related employee costs and general and administrative costs which can be directly identified with significant acquisition, exploration and development projects undertaken. Such costs are amortized on the future gross revenue method whereby amortization is computed using the ratio of gross revenues generated during the period to total estimated future gross revenues from proved oil and gas reserves. Additionally, the capitalized costs of oil and gas properties cannot exceed the present value of the estimated net cash flow from its proved reserves, together with the lower of cost or estimated fair value of its undeveloped properties (the full cost ceiling). Transactions involving sales of reserves in place, unless extraordinarily large portions of reserves are involved, are recorded as adjustments to accumulated depreciation, depletion and amortization.

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

DEFERRED FINANCING COSTS
------------------------

For oil and gas property acquisitions which were burdened by an overriding royalty interest assigned to its lenders, the Company allocated a portion of the purchase price of such acquisitions to deferred financing costs. The amount allocated is proportional to the discounted future net cash flows associated with the interest assigned as compared to the total discounted future net cash flows for the acquisition (before carve-out of the overriding royalty interest) as of the date of the acquisition. These allocated costs, along with other costs of obtaining financing, were deferred and amortized using the effective interest method over the original term of the related debt. All such costs were reduced to zero in the reorganization discussed in Note 1.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

Cash, cash equivalents, accounts receivable, accounts payable and promissory notes are reflected at their fair market values at December 31, 1999, in accordance with SOP 90-7 as discussed in Note 1. The fair market value of the forward oil sales agreement was immaterial at December 31, 1999.

INCOME TAXES
------------

The income tax effects of the Company's reorganization had a material impact on the tax basis of the Company's oil and gas interests and its net operating loss carryforwards (Note 4).

The Company issued a second class of stock on June 3, 1997, effectively terminating its S Corporation election. As a result, the Company is subject to federal and state taxes. The Company was also required to establish a net deferred tax liability calculated at the applicable federal and state tax rates resulting primarily from financial reporting and income tax reporting basis differences in oil and gas properties and other basis differences between cash and accrual basis accounting. During 1997, as a result of the termination of its S Corporation election, the Company was required to provide a net deferred tax liability of $6,105,850, which was charged to income tax expense, and was offset in its entirety by a tax benefit recognized on the loss incurred.

For purposes of the unaudited pro forma income tax benefit and net loss per share, the accompanying statement of operations for the year ended December 31, 1997, includes an income tax benefit for the portion of the losses which would have been offset against the deferred tax liability created as a result of the termination of the S Corporation election.

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

RECAPITALIZATION COSTS - 1998
-----------------------------

Costs incurred during 1998, consisting primarily of consulting and financial advisory fees, were capitalized in anticipation of the possible debt restructuring or recapitalization of the Company. These costs were written off in 1999 when the Company filed for bankruptcy.

DEFERRED CHARGES
----------------

The Company capitalized $170,429 of legal and professional costs as of December 31, 1997, related to the preparation of documents for an initial public offering. These costs were charged to expense in 1998.

DERIVATIVES
-----------

The Company uses derivative financial instruments such as swap agreements and forward sales contracts for price protection purposes on a limited amount of its future production and does not use them for trading purposes. Such derivatives are accounted for on an accrual basis and amounts paid or received under the agreements are recognized as oil and gas sales in the period in which they accrue. For the years ended December 31, 1999, 1998 and 1997, the Company recorded additions to oil and gas sales of $109,800, $-0- and $189,300, respectively, under these agreements. The Company did enter into a forward sales agreement to sell 200 barrels per day of its oil production in October, 1999 for the twelve months ending November 30, 2000, at a price of $22.05 per barrel. As of December 31, 1999 and through March 25, 2000, the Company had no open forward gas sales positions.

CERTAIN CONCENTRATIONS
----------------------

During 1999, 100% of the Company's oil and gas production was sold to four customers. Based on the current demand for oil and gas, the Company does not believe the loss of any of these customers would have a significant financially disruptive effect on its business or financial condition.

PER SHARE AMOUNTS
-----------------

Net loss per share and pro forma net loss per share of common stock were calculated by dividing net loss applicable to common stock by the weighted-average number of common shares outstanding during the year. Due to the net losses reported in 1999, 1998 and 1997, all options and warrants outstanding were excluded from the computation because they would have been antidilutive.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or a liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will adopt SFAS No. 133 on January 1, 2001. Because of the nature of the Company's hedging activities, the Company does not expect that the adoption of SFAS No. 133 will have a material impact on the Company's results of operations. However, management believes that its hedging contracts will meet the criteria for hedge accounting treatment under SFAS No. 133; this treatment will create volatility in items of other comprehensive income due to the marking-to-market of the instruments.

RECLASSIFICATION
----------------

Certain prior year amounts have been reclassified to conform to the presentation of such items in the current year.

3. NOTES PAYABLE AND PREFERRED STOCK:
   ---------------------------------

As discussed in Note 1, all of the Company's debt, including accrued interest, and preferred stock were discharged in the reorganization. The Company has issued to certain general unsecured creditors six promissory notes aggregating to approximately $2.7 million payable beginning April 1, 2000, in equal monthly installments of principal and interest over three years and bearing interest at the rate of 8% per year. Additionally, the Company has notes outstanding of $46,000 related to purchases of automobiles and trucks. Aggregate minimum principal payments at December 31, 1999, required on these notes for the next five years are as follows (in thousands): 2000 - $640; 2001 - $884; 2002 - $936; 2003 -
$246; 2004 - $0.

4. INCOME TAXES:
   ------------

The Company follows the asset and liability method of accounting for deferred income taxes prescribed by the Financial Accounting Standards Board Statement No. 109 (FAS 109) "Accounting for Income Taxes". Under the applicable income tax rules and regulations, the Company is not required to recognize taxable income, or pay taxes on the gain resulting from discharge of indebtedness (DOI) as a result of the Bankruptcy Plan.. Rather, the gain (represented for tax purposes as the face value of the debt and accrued interest discharged in excess of the fair market value of the reorganized company) reduces the Company's net operating loss carryforwards
(NOLs). Any remaining gain (after offsetting the Company's NOLs) reduces the Company's tax basis in its net assets. The magnitude of the DOI resulted in the elimination of $20.9 million of NOLs from 1998 and $9.6 million of net operating losses generated during 1999. Additionally, it substantially eliminated the tax basis in the net assets of the reorganized Company. The significant excess of book basis over tax basis in the net assets of the Company resulted in the recording of a $9.9 million deferred tax liability in the reorganized balance sheet (See Note 1). Realization of the NOLs used to offset the gain on DOI also resulted in the reversal of the valuation allowance, the impact of which is included in the tax effect of the extraordinary item of $10.1 million in the accompanying statement of operations.


At December 31, the Company has the following deferred tax assets and liabilities recorded (in thousands):

                                                        1999               1998
                                                   -------------      -----------
        Federal net operating loss carryforward    $     -            $   7,726
        Temporary differences:
            Oil and gas properties                      9,901               829
            Section 481(a) adjustment                    -                1,857
            Valuation allowance                          -              (10,412)
                                                   ----------         ---------
        Net deferred tax liability                 $    9,901         $    -
                                                   ==========         =========

The provision for income taxes (on net loss before extraordinary item) at the Company's effective tax rate differed from the provision for income taxes at the statutory rate as follows (in thousands):

                                                           DECEMBER      DECEMBER
                                                             31,           31,
                                                            1999          1998
        Computed provision (benefit) at the expected
          Statutory rate ..............................  $  (188)      $  (11,310)

        Change in valuation allowance .................      -             10,399

        Other .........................................      -                911
                                                         -------       ----------
        Income tax provision (benefit)                      (188)             -
                                                         =======       ==========

 5.  COMMON STOCK AND WARRANTS:
     -------------------------

In connection with the consummation of the Bankruptcy Plan, the Company is in the process of issuing approximately 925,000 shares of common stock to the former holders of the Company's Senior Notes and approximately 75,000 shares of common stock to the former holders of the Company's preferred stock. Pursuant to the Bankruptcy Plan, the Company is issuing the new shares of common stock upon the surrender of the certificates representing the senior notes and the preferred stock. The common stock is being allocated as follows: (i) 13.2143 shares of common stock are being issued for each $1,000 of principal amount of canceled Senior Notes and (ii)
0.3120 shares of common stock are being issued for each canceled share of preferred stock. The new common stock is subject to a stockholders agreement which contains restrictions on voting, sale, transfer and ledger, among other restrictions, of the common stock. Additionally, controlling stockholders (as defined) are entitled under a registration rights agreement to effect up to four registrations of the common stock to be filed on their behalf by the Company. McLain Forman is also entitled to effect up to two registrations under certain conditions (as defined in the agreement).

The Company is also issuing warrants to purchase up to approximately 500,000 shares of common stock. These warrants consist of 50,000 Series A Warrants (exercise price $34.74), 150,000 Series B Warrants (exercise price $92.80), 150,000 Series C Warrants (exercise price $117.80), and 150,000
Series D Warrants (exercise price $137.80). Each of these warrants is currently exercisable and will automatically expire on January 14, 2007. Of these warrants, 67.4% of each series was issued to the former sole shareholder with the remaining warrants being issued to the former preferred stock and noteholders as described below.

In  connection  with  the  1997 offerings of Senior  Notes   and  preferred
stock,  the  Company  had  issued  warrants  to   purchase  43,600   shares
of common stock at an initial exercise price of $1.00 per share, subject to adjustment in certain defined cases. The Company had allocated $666,667 and $333,333 of the proceeds received from the sale of the note units and equity units, respectively , to the warrants issued, which had been recorded as additional paid in capital at December 31, 1997. In addition, the Company had also issued warrants to purchase 4,844 shares of common stock under the same conditions as discussed above. The Company recorded $111,100 of additional paid-in capital for these warrants, which was being amortized as deferred financing costs over the term of the note units.

Pursuant to the Bankruptcy Plan, holders of the Company's old common stock warrants that were issued in June 1997 in connection with the Company's offering and sale of the Senior Notes will receive in the aggregate approximately 10,850 Series A Warrants and approximately 32,550 of each of the Series B, Series C, and Series D Warrants. Each holder of a Senior Note warrant will receive 0.1637 Series A Warrants and 0.4910 Series B, Series C, and Series D Warrants for each Senior Note warrants canceled pursuant to the Bankruptcy Plan. Holders of the Company's warrants that were issued in June 1997 in connection with the Company's offering and sale of the preferred stock (the Equity Warrants) will receive in the aggregate approximately 5,450 Series A Warrants and approximately 16,350 of each of the Series B, Series C, and Series D Warrants. Each holder of an Equity Warrant will receive 0.0273 Series A Warrants and 0.0818 Series B, Series C, and Series D Warrants for each Equity Warrant canceled pursuant to the Bankruptcy Plan. McLain Forman received 33,780 Series A Warrants and 101,100 of each of the Series B, Series C, and Series D Warrants in connection with the consummation of the Bankruptcy Plan and pursuant to his employment agreement.

The issuance of the common stock and the warrants pursuant to the Bankruptcy Plan was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 1145 of the United States Bankruptcy Code.

The warrants had no measurable value upon issuance based on the calculation of their fair value using the Black -Scholes option pricing model.

6. COMMITMENTS AND CONTINGENCIES:
   ------------------------------

DISPUTED CLAIMS
---------------

The Company is disputing approximately $3 million in additional pre-petition bankruptcy claims. These claims and certain other residual bankruptcy-related matters are still within the jurisdiction of the Bankruptcy Court. The Company has recorded an accrual for its estimate of the amounts expected to be paid in settlement of these claims. Actual settlement amounts in excess of or less than amounts recorded will be recorded as adjustments to the Company's fresh start net assets (Note 1), if resolved by December 31, 2000, in accordance with the provisions of SOP 90-7. Claims resolved subsequent to December 31, 2000, will be recorded to earnings to the extent actual settlement amounts are less than or exceed amounts accrued. There can be no assurance as to the amount the Company will be required to pay with respect to these matters.

EMPLOYMENT AGREEMENTS
---------------------

Effective January 14, 2000, the Company entered into employment agreements with certain members of executive management. The agreements provide for employment of certain members of executive management in their current positions through April 30, 2001, subject to earlier termination, at a fixed annual salary and an annual bonus based upon the attainment of certain quantitative goals. The agreements provide for aggregate salaries of $961,000 per calendar year to the executives and a maximum bonus of 30% of base salary to each executive, except for the former sole shareholder for whom the maximum bonus is 90% of base salary.

If  the  Company  terminates  an  executive  without  cause  (as defined in the agreement) or the executive terminates employment for good reason (as defined in the agreement), the Company must (i) pay the executive his accrued based salary as of the date of termination plus his annual base salary for the remainder of his employment term and (ii) provide the executive with continuing group medical, dental, disability and life insurance benefits until the later of 18 months from the date of termination or the original expiration date of the employment term. If the executive terminates his employment for reasons other than good reason or the Company terminates the executive for cause, the Company must pay to the executive his accrued base salary as of the date of termination. If the executive is terminated for cause following a change of control (as defined in the agreement), the executive will also be paid his base salary for the remainder of his employment term and will be provided continuing group medical, dental, disability and life insurance benefits until the later of 18 months from the date of termination or the original expiration date of the employment term.

OPERATING LEASES
----------------

Forman has two noncancellable  operating  leases  for  the rental of office
space,  which  expire on September 14, 2004 and January 14,  2005.   Future
commitments under these leases are as follows:

                DECEMBER 31,
                ------------
                   2000                 $  196,730
                   2001                 $  235,544
                   2002                 $  251,886
                   2003                 $  257,333
                   2004                 $  237,260

Rental expense under operating leases during 1999, 1998 and 1997 was $240,980, $200,841, and $204,046, respectively.

7. ESCROWED AND RESTRICTED FUNDS:
   ------------------------------

Cash restricted for payment of abandonment costs for the Boutte and Bayou Dularge Fields is classified as a long-term asset. Such amounts are invested in short-term interest-bearing investments. The cash is escrowed under an agreement which required Forman to make additional specified monthly contributions through November 1995. As of December 31, 1999, the escrow accounts are fully funded.

8. EMPLOYEE BENEFITS:
   ------------------

As part of the reorganization discussed in Note  1,  the  1997 Stock Option
Plan was dissolved and all outstanding options were cancelled.   There  was
no other activity with respect to the Plan during 1999.

401(K) PLAN
-----------

The Company has adopted a defined contribution retirement plan that complies with Section 401(k) of the Code (the 401(k) Plan). Pursuant to the terms of the 401(k) Plan, all employees with at least one year of continuous service are eligible to participate and may contribute up to 15% of their annual compensation (subject to certain limitations imposed under the Code). The 401(k) Plan provides that a discretionary match of employee contributions may be made by the Company in cash. In December 1998, the Company made a matching contribution, in the amount of $58,398, based upon each individual employee's plan contributions for 1998. In December, 1999 the Company made another matching contribution, in the amount of $70,012, based upon each individual employee's plan contributions for 1999. These matching employer contributions to the 401(k) Plan are fully vested to the individual employees after three years of service. The amounts held under the 401(k) Plan are invested among various investment funds maintained under the 401(k) Plan in accordance with the directions of each participant. Employee contributions under the 401(k) Plan are 100% vested and participants are entitled to payment of vested benefits upon termination of employment.

9. RELATED PARTY TRANSACTIONS:
   ---------------------------

In August 1996, the Company sold all of its interests in the Bayou Fer Blanc Field and the West Gueydan Field to a company (the "Purchaser") that is owned by the sole stockholder. The purchase price was $950,000, which was paid at the closing. The Company did not recognize any gain or loss on the sale of these properties. In connection with the sale, the Purchaser also agreed to assume certain liabilities of the Company relating to the completion of the 3-D seismic survey and other related matters. As of December 31, 1996, the Company had incurred aggregate costs of $327,828 subsequent to the closing on behalf of the Purchaser, which are recorded as due from affiliate. On June 3, 1997, the Company repurchased its interests in these fields for $5,000,000 with the proceeds from the offerings discussed in Note 5. At that time, the Purchaser's cost basis in these fields was $3,500,000, which the Company has recorded as unevaluated properties at December 31, 1997. The balance of the purchase price of $1,500,000 was recorded as a distribution to the sole stockholder.

During 1996, the sole stockholder loaned the Company $1,000,000, of which $500,000 had been repaid as of December 31, 1996. The remaining $500,000 was repaid in 1997. The Company recorded interest expense of $27,361 during 1996 and $14,301 during 1997 related to this loan.

10. WRITEDOWN OF OIL AND GAS PROPERTIES:
    ------------------------------------

During 1998, the Company wrote down its oil and gas properties by $19,575,047. The amount of the writedown represents the excess capitalized costs over estimated future net revenues attributable to oil and gas reserves discounted at 10%, less estimated future income taxes. The estimated future net revenues used in the calculation were based on year-end reserve volumes (as determined by an independent petroleum engineer), using 1998 year end oil prices of $10.44 per barrel and 1998 year end gas prices of $1.87 per thousand cubic feet, with no provision for future escalation. The Company also wrote down its oil and gas property investments during 1997 by $10,008,121. The estimated future net revenues used in the ceiling test calculation for 1997 were based on year-end reserve volumes (as determined by an independent petroleum engineer), utilizing March, 1998 oil prices of $14.47 per barrel and March, 1998 gas prices of $2.40 per thousand cubic feet, with no provision for future escalation. The utilization of these prices resulted in an increase in the amount charged to operations during 1997 of $8,167,879 over the amount that would have been recorded using year-end prices.

11.  OIL AND GAS ACTIVITIES:
     -----------------------

The  following  tables  provide   information   required   by  FAS  No.  69
"Disclosures About Oil and Gas Producing Activities."

CAPITALIZED COSTS
-----------------

Capitalized costs and accumulated depreciation, depletion and amortization relating to the Company's oil and gas producing activities, all of which are conducted within the continental United States, are summarized below:

                                                       YEAR ENDED DECEMBER 31,
                                             --------------------------------------------
                                                 1999            1998            1997
                                             ------------    ------------    ------------
 Proved producing oil and gas properties     $ 25,515,529    $ 77,067,569    $ 73,172,144
 Unevaluated properties                         4,732,139       4,485,359       3,857,195
 Accumulated depreciation, depletion and
 amortization (Note 1)                               -        (57,938,060)    (29,083,935)
                                             ------------    ------------    ------------
 Net capitalized costs                       $ 30,247,668    $ 23,614,868    $ 47,945,404
                                             ============    ============    ============

COSTS INCURRED
--------------

Costs incurred in oil and gas property acquisition, exploration and development activities are summarized below:

                                                       YEAR ENDED DECEMBER 31,
                                             --------------------------------------------
                                                 1999            1998            1997
                                             ------------    ------------    ------------
 Acquisition costs                           $    81,840     $       -       $  6,100,000
 Exploration costs                             1,745,862        2,413,719      18,463,989
 Development costs                             3,345,943        2,118,810       4,105,460
                                             ------------    ------------    ------------
     Costs incurred                          $ 5,173,645     $  4,532,529    $ 28,669,449
                                             ===========     ============    ============

Gross cost incurred excludes sales of proved and unproved properties which are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

RESERVES - (UNAUDITED)
----------------------

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

Proved oil and natural gas reserve quantities and the related discounted future net cash flows before income taxes for the periods presented are based on estimates prepared by Ryder Scott Company for 1997 and 1998 and by Netherland, Sewell & Associates for 1999. Both Ryder Scott and Netherland Sewell are independent petroleum engineers. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission.

The Company's net ownership interests in estimated quantities of proved oil and natural gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below:

                                                OIL, CONDENSATE AND NATURAL GAS LIQUIDS
                                                                 (Bbls)
                                             --------------------------------------------
                                                       YEAR ENDED DECEMBER 31,
                                             --------------------------------------------
                                                 1999            1998            1997
                                             ------------    ------------    ------------
Proved developed and undeveloped reserves:
 Beginning of year                              1,530,724       2,259,567       2,511,562
 Revisions of previous estimates                  273,709        (335,803)       (254,540)
 Purchases of oil and gas properties                 -               -            188,739
 Extensions and discoveries                       151,085            -            148,468
 Production                                      (343,394)       (393,040)       (334,662)
                                             ------------    ------------    ------------
 End of year                                    1,612,124       1,530,724       2,259,567
                                             ============    ============    ============

Proved developed reserves at end of year        1,330,675       1,310,274       1,842,849
                                             ============    ============    ============


                                                          NATURAL GAS (Mcf)
                                             --------------------------------------------
                                                       YEAR ENDED DECEMBER 31,
                                             --------------------------------------------
                                                 1999            1998            1997
                                             ------------    ------------    ------------

Proved    developed   and   undeveloped
reserves:
 Beginning of year                             14,558,000      22,105,000      23,223,000
 Revisions of previous estimates                3,405,862      (2,602,860)     (8,071,398)
 Purchases of oil and gas properties                 -               -          1,867,721
 Extensions and discoveries                     4,123,150            -          7,699,000
 Production                                    (3,091,174)     (4,944,140)     (2,613,323)
                                             ------------    ------------    ------------
 End of year                                   18,995,838      14,558,000      22,105,000
                                             ============    ============    ============
Proved developed reserves at end of year       13,599,050       9,865,000      16,237,000
                                             ============    ============    ============


STANDARDIZED MEASURE (UNAUDITED)
--------------------------------

The table of the Standardized Measure of Discounted Future Net Cash Flows related to the Company's ownership interests in proved oil and gas reserves as of period end is shown below:

                                                         YEAR ENDED DECEMBER 31,
                                               --------------------------------------------
                                                   1999            1998            1997
                                               ------------    ------------    ------------
                                                             (In Thousands)
 Future cash inflows                           $     88,182    $     43,256    $     96,925
 Future oil and natural gas operating expenses      (29,045)        (14,598)        (21,116)
 Future development costs                            (7,371)         (5,821)        (10,372)
                                               ------------    ------------    ------------
 Future net cash flows before income taxes           51,766          22,837          65,437
 Future income taxes                                (17,401)           -             (9,328)
                                               ------------    ------------    ------------
 Future net cash flows                               34,365          22,837          56,109
 10% annual discount for estimating timing of
  cash flows                                         (9,962)         (3,668)         (8,567)
                                               ------------    ------------    ------------
 Standardized measure of discounted future net
  cash flows                                   $     24,403    $     19,169    $     47,542
                                               ============    ============    ============



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

CHANGES IN STANDARDIZED MEASURE (UNAUDITED)
-------------------------------------------

Changes in standardized measure of future net cash flows relating to proved oil and gas reserves are summarized below:

                                                         YEAR ENDED DECEMBER 31,
                                               --------------------------------------------
                                                   1999            1998            1997
                                               ------------    ------------    ------------
                                                           (In Thousands)
 Changes due to current year operations:
   Sales  of  oil  and natural gas, net of oil
   and natural gas operating expenses          $     (9,246)   $    (12,050)   $    (10,827)

   Extensions and discoveries                         8,604            -             16,915
   Purchases of oil and gas properties                 -               -              4,691
 Changes due to revisions in standardized
   variables:
    Prices and operating expenses                    10,747         (24,336)        (33,229)
    Revisions of previous quantity estimates          6,897          (4,675)        (16,109)
    Estimated future development costs                3,055          (2,192)          5,835
    Accretion of discount                             1,917           5,226           8,738
    Net change in income taxes                      (12,037)          4,715          (4,715)
    Production rates, timing and other               (4,703)          4,939         (11,138)
                                               ------------    ------------    ------------
 Net Change                                           5,234         (28,373)        (39,839)
 Beginning of year                                   19,169          47,542          87,381
                                               ------------    ------------    ------------
 End of year                                   $     24,403    $     19,169    $     47,542
                                               ============    ============    ============