Form 10-Q
period 2000-03-31
FORMAN PETROLEUM CORP
filed 2000-05-22
CIK 1041635

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                              FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                    OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM        TO

                     COMMISSION FILE NUMBER 333-31375*


                       FORMAN PETROLEUM CORPORATION
          (Exact name of registrant as specified in its charter)


           LOUISIANA                              72-0954774
 (State or other jurisdiction                 (I.R.S. Employer
      of incorporation or                    Identification No.)
         organization)



  650 POYDRAS STREET - SUITE 2200
    NEW ORLEANS, LOUISIANA                        70130-6101
     (Address of principal                        (Zip code)
      executive offices)



                               (504) 586-8888
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X ]    No [  ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes [X ]    No [  ]

AS OF MAY 12, 1999, THERE WERE 1,000,008 SHARES OF THE REGISTRANT'S VOTING COMMON STOCK, NO PAR VALUE, OUTSTANDING.

* THE COMMISSION FILE NUMBER REFERS TO A FORM S-4 REGISTRATION STATEMENT FILED BY THE COMPANY UNDER THE SECURITIES ACT OF 1933, WHICH BECAME EFFECTIVE SEPTEMBER 26, 1997.

                       FORMAN PETROLEUM CORPORATION

              FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000

                             TABLE OF CONTENTS


                                  PART I
                                                                      Page No.
Item 1.           Financial Information:

                        Balance Sheets as of March 31, 2000 and
                        December 31, 1999                                  1

                        Statement of Operations and for the Three
                        Month Periods Ended March 31, 2000 and
                        March 31, 1999                                     2

                        Statement of Cash Flows for the Three Month
                        Periods Ended March 31, 2000 and
                        March 31, 1999                                     3

                        Notes to Financial Statements                     4-8

Item 2.           Management's Discussion and Analysis of Financial
                        Condition and Results of Operations               9-14

Item 3.           Quantitative and Qualitative Disclosures about Market
                        Risk                                               15


                                  PART II

Item 1.           Legal proceedings                                        16

Item 6.           Exhibits and Reports on Form 8-K                         16

Signatures                                                                 17


                                    PART I

ITEM 1.  FINANCIAL INFORMATION

                         FORMAN PETROLEUM CORPORATION

                                BALANCE SHEETS

                                                         March 31,       December 31,
                                                           2000             1999
                                                      --------------    -------------
                                                       (Unaudited)
                         ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                            $ 3,732,086      $  3,180,925
 Accounts receivable                                      166,930           236,663
 Oil and gas revenue receivable                         1,478,541         1,359,393
 Unbilled well costs                                        5,706               257
 Prepaid expenses                                          59,881            43,845
                                                      --------------    -------------
   Total current assets                                 5,443,144         4,821,083
                                                      --------------    -------------
PROPERTY AND EQUIPMENT, at cost:
 Oil and gas properties, full cost method              26,191,377        25,515,529
 Unevaluated oil and gas properties                     4,732,139         4,732,139
 Other property and equipment                             232,558           200,000
                                                      --------------    -------------
                                                       31,156,074        30,447,668
 Less- accumulated depreciation, depletion and
 amortization                                          (1,211,638)       (      -  )
                                                      --------------    -------------
   Net property and equipment                          29,944,436        30,447,668
                                                      --------------    -------------
OTHER ASSETS:
 Funds on deposit in escrow                               490,688           490,044
                                                      --------------    -------------
TOTAL ASSETS                                         $ 35,878,268      $ 35,758,795
                                                      ==============    =============
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued liabilities            $  2,563,781      $  1,571,710
 Undistributed oil and gas revenues                       900,990           895,064
 Current portion of note payables                         835,551           640,608
                                                      --------------    -------------
   Total current liabilities                            4,300,322         3,107,382
Notes payable (long-term portion)                       1,649,205         2,066,173
Deferred tax liability                                  9,638,761         9,900,580
                                                      --------------    -------------
   Total liabilities                                   15,588,288        15,074,135

STOCKHOLDERS' EQUITY:
 Common stock, no par value, authorized
   10,000,000 shares; issued and outstanding
   1,000,008 shares                                    20,684,660        20,684,660
 Retained earnings (deficit)                             (394,680)            -
                                                      --------------    -------------
   Total stockholder's equity                          20,289,980        20,684,660
                                                      --------------    -------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY           $ 35,878,268      $ 35,758,795
                                                      ==============    =============


  The accompanying notes are an integral part of these financial statements.



                         FORMAN PETROLEUM CORPORATION

                           STATEMENTS OF OPERATIONS

                                                              Three Months Ended
                                                                  March 31,
                                                      -------------------------------
                                                           2000            1999
                                                      -------------   ---------------
Revenues:
 Oil and gas sales                                     $ 3,217,682    $ 2,602,557
 Interest income                                            12,132          4,792
 Overhead reimbursements                                    12,783         13,945
 Other income                                              139,454          4,493
                                                      -------------   ---------------
         Total revenues                                  3,382,051      2,625,787
                                                      -------------   ---------------
Costs and expenses:
 Production taxes                                           76,258        124,905
 Lease operating expenses                                  812,101        926,288
 General and administrative expenses                       624,289        618,230
 Interest expense                                           44,220      2,582,642
 Recapitalization expense                                   15,225        650,822
 Depreciation, depletion and amortization                1,211,639      1,681,558
                                                      -------------   ---------------
         Total expenses                                  2,783,732      6,584,445
                                                      -------------   ---------------
Net income (loss) from operations before
    reorganization items and income taxes                  598,319     (3,958,658)
Reorganization items:
    Adjustment to reorganization costs (Note 1)         (1,196,317)            -
                                                      -------------   ---------------
Net loss before income taxes                              (597,998)    (3,958,658)
Deferred income tax benefit                               (261,818)
Current income tax expense                                  58,500             -
                                                      -------------   ---------------
Net loss attributable to common shares                    (394,680)    (3,958,658)

Net loss per share                                        $(  0.39)       $(49.25)
                                                          =========       ========
Weighted average shares outstanding                       1,000,008        90,000
                                                          =========       ========


  The accompanying notes are an integral part of these financial statements.



                         FORMAN PETROLEUM CORPORATION

                           STATEMENTS OF CASH FLOWS

                                                                  Three Months Ended
                                                                       March 31,
                                                            ------------------------------
                                                                 2000            1999
                                                            -------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net gain (loss)                                             $ (394,680)    $ (3,958,658)
 Adjustments to reconcile net loss to net cash provided
  by operating activities-
          Depreciation and amortization                       1,211,638        1,681,558
          Deferred tax benefit                                 (261,819)              -
          Write-off of recapitalization costs                        -           384,313

 Change in assets and liabilities-
 (Increase) in oil and gas revenue receivable                  (119,148)        (662,363)
 Decrease (Increase) in accounts receivable                      69,733          (30,737)
 (Increase) in unbilled well costs                               (5,449)          (8,739)
 (Increase) in prepaid expenses                                 (16,036)          (6,692)
 Increase in interest payable                                        -         2,362,330
 (Decrease) Increase in accounts payable                        992,071        1,729,867
 (Decrease) Increase in undistributed oil and gas revenues        5,926         (428,495)
 Decrease in advance to operator                                     -           713,089
                                                            -------------  ---------------
    Net cash provided by operating activities                 1,482,236        1,775,473
                                                            -------------  ---------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
 Additions to oil and gas properties                           (675,848)      (3,039,810)
 (Increase) Reduction in escrow account                            (644)          (4,577)
 Purchase of other property and equipment                       (32,558)          (1,776)
                                                            -------------  ---------------

    Net cash used in investing activities                      (709,050)      (3,046,163)
                                                            -------------  ---------------

CASH FLOWS USED IN FINANCING ACTIVITIES:
 Repayment of notes payable                                    (222,025)          75,446
 Deferred financing costs                                            -                -
                                                            -------------  ---------------

    Net cash used in financing activities                      (222,025)          75,446
                                                            -------------  ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       551,161       (1,195,244)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD               3,180,925        1,474,488
                                                            -------------  ---------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                   $ 3,732,086     $    279,244
                                                            =============  ===============
SUPPLEMENTAL DISCLOSURES:
 Cash paid for-
 Interest                                                   $    44,220     $        -
                                                            =============  ===============

  Income taxes                                              $       -       $        -
                                                            =============  ===============


  The accompanying notes are an integral part of these financial statements.



                       FORMAN PETROLEUM CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

                          MARCH 31, 2000 AND 1999


1.  REORGANIZATION AND FRESH START REPORTING:

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

As of the confirmation date, the Company had total assets of $33.9 million and liabilities of $96.0 million. With the exception of an aggregate of approximately $2.7 million of promissory notes issued to general unsecured creditors pursuant to the Bankruptcy Plan, approximately $300,000 in convenience claims which were paid in full in 2000, undistributed oil and gas revenues of $895,000, and approximately $3 million in additional pre-petition bankruptcy claims that are disputed by the Company and still pending before the Bankruptcy Court (Note 5), all of the Company's liabilities as of the confirmation date were extinguished pursuant to the Bankruptcy Plan. In addition, on May 12, 2000 the Bankruptcy Court granted a creditor's proof of claim in the amount of approximately $984,000 as a general unsecured creditor.

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

The Company ceased accruing interest on its Senior Notes and dividends on its preferred stock on August 6, 1999, when it filed for relief under Chapter 11.

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

Since the former holders of the Company's Senior Notes (the former noteholders) received 92.5% of the shares of the common stock, the gain on discharge of indebtedness was computed using 92.5% of the net assets received by the former noteholders. The remaining 7.5% of the net assets allocable to the former holders of the Company's preferred stock was recorded to equity and is included in fresh start accounting adjustments. Also included in such amount is the write-off of the remaining deferred costs allocable to the preferred stock.

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

As a result of the implementation of fresh start accounting, the financial statements as of December 31, 1999 and those as of March 31, 2000 and for the three month period ended March 31, 2000 reflecting the fresh start accounting principles discussed above are not comparable to the financial statements of prior periods.

2.  SIGNIFICANT ACCOUNTING POLICIES:

INCOME TAXES

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

RECAPITALIZATION COSTS

Costs incurred during 1998, consisting primarily of consulting and financial advisory fees, were capitalized in anticipation of the possible debt restructuring or recapitalization of the Company. These costs were written off in 1999.

DERIVATIVES

The Company uses derivative financial instruments such as swap agreements and forward sales contracts for price protection purposes on a limited amount of its future production and does not use them for trading purposes. Such derivatives are accounted for on an accrual basis and amounts paid or received under the agreements are recognized as oil and gas sales in the period in which they accrue. For the periods ended March 31, 2000 and 1999, the Company recorded additions to oil and gas sales of $109,800 and $-0-respectively, under these agreements. The Company did enter into a forward sales agreement to sell 200 barrels per day of its oil production in October, 1999 for the twelve months ending November 30, 2000, at a price of $22.05 per barrel. As of March 31, 2000 and through May 11, 2000, the Company had no open forward gas sales positions.

PER SHARE AMOUNTS

Net loss per share of common stock was calculated by dividing net loss applicable to common stock by the weighted-average number of common shares outstanding during the periods. Due to the net losses reported in 2000 and 1999, all options and warrants outstanding were excluded from the computation because they would have been antidilutive.

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

3.  INTERIM FINANCIAL STATEMENTS

The financial statements of the Company at March 31, 2000 and for the three month period then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, for the year ended December 31, 1999 contained in the Company's Form 10-K (file number 333-31375) filed with the Commission on April 13, 2000.

4. INCOME TAXES

Under the applicable income tax rules and regulations, the Company is not required to recognize taxable income, or pay taxes on the gain resulting from discharge of indebtedness (DOI) as a result of the Bankruptcy Plan. Rather, the gain (represented for tax purposes as the face value of the debt and accrued interest discharged in excess of the fair market value of the reorganized company) reduces the Company's net operating loss carryforwards (NOLs). Any remaining gain (after offsetting the Company's
NOLs) reduced the Company's tax basis in its net assets. The magnitude of the DOI resulted in the elimination of $20.9 million of NOLs from 1998 and $9.6 million of net operating losses generated during 1999. Additionally, it substantially eliminated the tax basis in the net assets of the reorganized Company. The significant excess of book basis over tax basis in the net assets of the Company resulted in a $9.9 million deferred tax liability in the reorganized balance sheet (See Note 1).

5. DISPUTED CLAIMS

The Company is disputing approximately $3 million in additional pre-petition bankruptcy claims. These claims and certain other residual bankruptcy-related matters are still within the jurisdiction of the Bankruptcy Court. The Company recorded an accrual at December 31, 1999 for its estimate of the amounts expected to be paid in settlement of these claims. In addition, on May 12, 2000 the Bankruptcy Court granted a creditor's proof of claim in the amount of approximately $984,000 as a general unsecured creditor. Based on the foregoing and additional information, the Company has increased its settlement amount estimate as of March 31, 2000, and this adjustment is reflected as a reorganization item in the Statement of Operations for the three months ended March 31, 2000. There can be no assurance as to the amount the Company will be required to pay with respect to these matters.

6. LEGAL PROCEEDINGS

The Company is disputing approximately $3 million in pre-petition bankruptcy claims, which claims and certain other residual bankruptcy-related matters are still within the jurisdiction of the bankruptcy court. In addition, on May 12, 2000 the Bankruptcy Court granted a creditor's proof of claim in the amount of approximately $984,000 as a general unsecured creditor.

The Company is not a party to any other material pending legal proceedings, other than ordinary routine litigation incidental to its business that management believes would not have a material adverse effect on its financial condition or results of operations.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion is intended to assist in an understanding of the Company's historical financial position and the results of operations for the three-month periods ended March 31, 2000 and 1999. The financial statements of the Company at March 31, 2000 and for the three month period then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, for the year ended December 31, 1999 contained in the Company's Annual Report on Form 10-K (file number 333-31375) filed with the Commission on April 13, 2000. The Company's historical financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

As a result of the implementation of fresh start accounting, the financial statements as of December 31, 1999 and those as of March 31, 2000 and for the three month period ended March 31, 2000 reflecting the fresh start accounting principles discussed above are not comparable to the financial statements of prior periods.

REORGANIZATION

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

As of the confirmation date, the Company had total assets of $33.9 million and liabilities of $96.0 million. With the exception of an aggregate of approximately $2.7 million of promissory notes issued to general unsecured creditors pursuant to the Bankruptcy Plan, approximately $300,000 in convenience claims which were paid in full in 2000, undistributed oil and gas revenues of $895,000, and approximately $3 million in additional pre-petition bankruptcy claims that are disputed by the Company and still pending before the Bankruptcy Court (Note 6), all of the Company's liabilities as of the confirmation date were extinguished pursuant to the Bankruptcy Plan. In addition, on May 12, 2000 the Bankruptcy Court granted a creditor's proof of claim in the amount of approximately $984,000 as a general unsecured creditor.

FRESH START REPORTING

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

RESULTS OF OPERATIONS

The following table sets forth certain operating information with respect to the oil and gas operations of the Company for the three-month periods ended March 31, 2000 and 1999:

                                        Three Months Ended March 31,
                                      -------------------------------
                                           2000            1999
                                    --------------   --------------
Sales:
     Oil (Bbls)                            69,660           85,570
     Gas (Mcf)                            548,402          787,510
     Oil and Gas (BOE)                    161,060          216,822
Sales Revenue:
  Total Oil Sales                     $ 1,740,403      $   902,000
  Total Gas Sales                       1,477,279        1,700,557
                                    --------------   --------------
          Total Sales                 $ 3,217,683      $ 2,602,557
Average Sales Prices:
  Oil (per Bbl)                         $24.98            $10.54
  Gas (per Mcf)                          $2.69             $2.16
  Per BOE                               $19.98            $12.00
Average Costs (per BOE):
 Severance Taxes                         $0.47             $0.58
 Lease operating expenses                $5.04             $4.27
 General and Administrative Exp.         $3.88             $2.85
Depreciation, depletion and amort.       $7.45             $7.76

Revenues - The following table reflects an analysis of differences in the Company's oil and gas revenues between the three month period ended March 31, 2000 and the comparable period in 1999:

                                                           FIRST QUARTER
                                                          2000 COMPARED TO
                                                         FIRST QUARTER 1999

Increase (decrease) in oil and gas
   Revenues resulting from differences in:
  Crude oil and condensate -
                 Prices                                    $  1,006,112
                 Production                                    (167,709)
                                                           --------------
                                                                838,403
   Natural gas -
              Prices                                            293,054
              Production                                       (516,332)
                                                          --------------
                                                               (223,278)
                                                          --------------

Increase (decrease) in oil and gas revenues             $       615,125
                                                          ==============



For the quarter ended March 31, 2000, total oil and gas revenues increased $615,125 from revenues for the first quarter of 1999. Oil production for the first quarter of 2000 decreased 19% from the comparable quarter in 1999, and gas production between comparable periods decreased 30%. The decrease in oil and gas production resulted primarily from a general decline in production from all fields, combined with the accelerating decline in production of gas from the Lafourche Realty A-2 well. Oil prices for the quarter ended March 31, 2000 increased 137%, to $24.98 per Bbl from $10.54 per Bbl for the first quarter of 1999. Gas prices also increased during the quarter ended March 31, 2000 to $2.69 per Mcf from $2.16 per Mcf for the first quarter of 1999.

LEASE OPERATING EXPENSES - On a BOE basis, lease operating expenses increased 18%, to $5.04 per BOE for the three months ended March 31, 2000 from $4.27 per BOE in the comparable 1999 period. This increase is due to the 26% reduction in production in 2000 as compared to the 1999 first quarter. For the quarter ended March 31, 2000 lease operating expenses were 12% lower than the comparable quarter in 1999. The decrease for the quarter ended March 31, 2000 resulted primarily from the fact that major repairs and facility upgrades performed in 1999 have decreased operating costs.

SEVERANCE TAXES - The effective severance tax rate as a percentage of oil and gas revenues decreased to 2.4% for the three months ended March 31, 2000 from 4.7% for the comparable period in 1999. This relatively low effective rate is attributable to a refund of $176,310 of oil severance taxes under Louisiana's severance tax abatement program for a well in the Boutte Field. Without this one-time refund item, the effective severance tax rate would have increased to 7.8%. This increase is due to the expiration of severance tax exemptions on some wells that were exempt during the first quarter of 1999.

GENERAL AND ADMINISTRATIVE EXPENSES - For the three months ended March 31, 2000 general and administrative ("G&A") expenses were $3.88 per BOE, a 36% increase from the $2.85 per BOE for the first three months of 1999. For the first three months of 2000, G&A increased 1.0%, from $618,000 in 1999 to $624,000 in 2000. The first quarter increase in G&A per BOE in 2000 resulted directly from the decrease in production during the first quarter of 2000 as compared to the comparable 1999 first quarter. The increase of $6,000 in actual G&A expenses for the three month period ended March 31, 1999 was negligible.

REORGANIZATION COSTS - The Company incurred $15,200 of reorganization costs in the first quarter of 2000, comprised of legal expenses, as compared to $266,500 of costs directly associated with the reorganization of the Company during the first quarter of 1999. In addition, in the first quarter of 1999 the Company also wrote off $384,300 of accumulated reorganization costs that were capitalized as of December 31, 1998.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE - For the three months ended March 31, 2000 depreciation, depletion and amortization ("DD&A") expense decreased 28.6% from the comparable 1999 period. T 9.89 he DD&A decrease from the first quarter of 1999 to 2000 is attributable to the Company's decreased production and related future capital costs between the comparable periods for 1999 and 2000.

On a BOE basis, which reflects the decreases in production, the DD&A rate for the first three months of 2000 was $7.45 per BOE compared to $7.76 per BOE for the same period in 1999, a decrease of 3.9%.

INTEREST EXPENSE - For the three months ended March 31, 2000 interest expense decreased to $44,000 from $2.6 million for the comparable 1999 period. This decrease in interest expense is due to the reorganization wherein the interest bearing bonds were exchanged for new common stock in the Company (see NOTE 1. RORGANIZATION AND FRESH START REPORTING to the Financial Statements).

NET INCOME (LOSS) FROM OPERATIONS - Due to the factors described above, the net income from operations for the three months ended March 31, 2000 was $598,000, an increase of $4.6 million over the net loss of $4.0 million reported for the first three months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL AND CASH FLOW - As of March 31, 2000, the Company has $1.1 million of working capital, compared to a working capital deficit at March 31, 1999 of $79 million. The large working capital deficit at the end of the first quarter of 1999 resulted primarily from the acceleration of long term debt due to the default on the senior notes, compounded by declines in both prices and production. The Company's realized oil and gas prices increased 137% and 25%, respectively, from the first quarter of 1999 to the first quarter of 2000. During the same period oil production declined 19% and gas production declined 30%. The combination of the increase in product prices and the decrease in production volumes during the first quarter of 2000 increased the Company's revenues from production, from $2.6 million in the first quarter of 1999 to $3.2 million in the first quarter of 2000.

The Company believes that its cash on hand plus the expected normal cash flow from operations will be sufficient to fund its working capital needs for the remainder of 2000.

The foregoing discussion includes many forward looking statements which are subject to the risks and uncertainties noted below in "Forward-Looking Statements" which could cause the actual results to differ materially from the Company's expectations.

The following summary table reflects comparative cash flows for the Company for the three month periods ended March 31, 2000 and 1999:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                      (IN THOUSANDS)
                                                   2000           1999
Net cash provided by operating activities     $   1,482      $   1,775
Net cash (used) by investing activities            (709)        (3,046)
Net cash provided by financing activities          (222)            75


As a result of the implementation of fresh start accounting, the financial statements as of December 31, 1999 and those as of March 31, 2000 and for the three month period ended March 31, 2000 reflecting the fresh start accounting principles discussed above are not comparable to the financial statements of prior periods.

For the three months ended March 31, 2000 net cash provided by operating activities decreased to $1.48 million from $1.78 million during the comparable period in 1999. Cash used in investing activities during the three months ended March 31, 2000 was reduced to $705,000 from $3.0 million during the comparable period in 1999. Cash provided by financing activities decreased from $75,000 in the first quarter of 1999 to $222,000 of cash used during the first quarter of 2000.

HEDGING ACTIVITIES - With the objective of achieving more predictable revenues and cash flows and reducing the exposure to fluctuations in oil and natural gas prices, the Company has entered into hedging transactions of various kinds with respect to both oil and natural gas. While the use of these hedging arrangements limits the downside risk of reverse price movements, it may also limit future revenues from favorable price movements. For the periods ended March 31, 2000 and 1999, the Company recorded additions to oil and gas sales of $109,800 and $-0- respectively, under these agreements. The Company did enter into a forward sales agreement to sell 200 barrels per day of its oil production in October, 1999 for the twelve months ending November 30, 2000, at a price of $22.05 per barrel. As of March 31, 2000 and through May 11, 2000, the Company had no open forward gas sales positions.

RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or a liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will to adopted SFAS No. 133 January 1, 2001. Because of the nature of the Company's only derivative instrument, the Company does not expect that the adoption of SFAS No. 133 will have a material impact on the Company's results of operations. However, the adoption may create volatility in equity through changes in other comprehensive income.

The foregoing discussion includes many forward looking statements which are subject to the risks and uncertainties noted above in "Forward-Looking Statements" which could cause the actual results to differ materially from the Company's expectations.

RISK FACTORS

A detailed discussion of risks and uncertainties which could affect the Company's future results and the forward looking statements contained in this report can be found in the "Item 1. Business - Cautionary Statements" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Those risks and uncertainties remain applicable to the Company's operations.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to the discussions of Liquidity and Capital Resources and Year 2000 Disclosure, includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in the discussions are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Company's expectations. Such risks and uncertainties include, but are not limited to, the timing and extent of changes in commodity process for oil and gas, the need to develop and replace reserves, environmental risks, drilling and operating risks, risks related to exploration and development, uncertainties about the estimates of reserves, competition, government regulations and the ability of the Company to meet its stated business goals, as well as other risks and uncertainties discussed in this and the Company's other filings with the Securities and Exchange Commission (the "Cautionary Statements"). The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

Based on projected annual production volumes for 2000, a 10% decline in the prices the Company receives for its oil and natural gas production would have an approximate $3.9 million negative impact on the Company's discounted future net revenues. This impact of a hypothetical 10% decline in prices is net of any incremental gain that would be realized on hedge agreements in place as of May 1, 2000.


                              PART II

ITEM 1.  LEGAL PROCEEDINGS

     This information is incorporated by reference to Part 1, Item 1 (Note 6 - Legal Proceedings) of this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBIT -

        27.1    Financial Data Schedule.

REPORTS ON FORM 8-K

    None




                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Forman Petroleum Corporation

Date: May 22, 1999            By: /S/ MCLAIN J. FORMAN
                                 ----------------------------------
                                    McLain J. Forman
                                    Chairman of the Board, Chief
                                    Executive Officer and President


                              By: /S/ MICHAEL H. PRICE
                                 ---------------------------------
                                    Michael H. Price
                                    Chief Financial Officer