Form 10-Q
period 2000-06-30
FORMAN PETROLEUM CORP
filed 2000-08-14
CIK 1041635

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM        TO

                     COMMISSION FILE NUMBER 333-31375*


                       FORMAN PETROLEUM CORPORATION
          (Exact name of registrant as specified in its charter)

           LOUISIANA                          72-0954774
 (State or other jurisdiction              (I.R.S. Employer
      of incorporation or                  IdentificationNo.)
         organization)



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

AS OF AUGUST 10, 2000, THERE WERE 1,000,008 SHARES OF THE REGISTRANT'S VOTING COMMON STOCK, NO PAR VALUE, OUTSTANDING.

* THE COMMISSION FILE NUMBER REFERS TO A FORM S-4 REGISTRATION STATEMENT FILED BY THE COMPANY UNDER THE SECURITIES ACT OF 1933, WHICH BECAME EFFECTIVE SEPTEMBER 26, 1997.



                       FORMAN PETROLEUM CORPORATION

               FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000

                             TABLE OF CONTENTS


                                  PART I
                                                       Page No.
Item 1. Financial Information:
          Balance Sheets as of June 30, 2000 and
          December 31, 1999                                1

          Statement of Operations and Accumulated
          Deficit for the Three and Six Month Periods
          Ended June 30, 2000 and June 30, 1999            2

          Statement of Cash Flows for the Six Month
          Periods Ended June 30, 2000 and June 30, 1999    3

          Notes to Financial Statements                   4-8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations               9-15

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk                                        16

                                PART II

Item 1. Legal Proceedings                                  17

Item 5. Other Events                                       17

Item 6. Exhibits and Reports on Form 8-K                   17

Signatures                                                 18

                                    PART I

Item 1. Financial Information

                         FORMAN PETROLEUM CORPORATION

                                BALANCE SHEETS

                                                                 June 30,       December 31,
                                                                   2000            1999
                                                                -----------   --------------
                                                                (Unaudited)
                        ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                      $ 4,239,328     $ 3,180,925
 Accounts receivable                                                 59,622         236,663
 Oil and gas revenue receivable                                   1,170,938       1,359,393
 Unbilled well costs                                                    171             257
 Prepaid expenses                                                    72,820          43,845
                                                                ------------   -------------
   Total current assets                                           5,542,879       4,821,803
                                                                ------------   -------------
PROPERTY AND EQUIPMENT, at cost:
 Oil and gas properties, full cost method                        26,805,371      25,515,529
 Unevaluated oil and gas properties                               4,732,139       4,732,139
 Other property and equipment                                       239,257         200,000
                                                                ------------   -------------
                                                                 31,776,767      30,447,668
 Less-accumulated depreciation, depletion and amortization       (2,402,841)    (       -  )
                                                                ------------   -------------
   Net property and equipment                                    29,373,926      30,447,668
OTHER ASSETS:
 Funds on deposit in escrow                                         490,688         490,044
                                                                ------------   -------------
TOTAL ASSETS                                                    $ 35,407,493   $ 35,758,795
                                                                ============   =============
         LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                       $  1,613,720   $  1,571,710
 Current tax liability                                               453,130            -
 Undistributed oil and gas revenues                                  797,392        895,064
 Current portion of note payables                                    857,539        640,608
                                                                ------------  -------------
   Total current liabilities                                       3,721,781      3,107,382
                                                                ------------  -------------
Accounts payable to be refinanced                                    519,528            -
Notes payable (long-term portion)                                  1,415,264      2,066,173
Deferred tax liability                                             9,279,237      9,900,580
                                                                ------------  -------------
   Total liabilities                                              14,935,810     15,074,135

STOCKHOLDERS' EQUITY:
      Common stock, no par value, authorized 10,000,000
      shares; issued and outstanding 1,000,008 shares             20,684,660     20,684,660
 Retained earnings (deficit)                                        (212,977)  (     -     )
                                                                ------------  -------------
   Total stockholder's deficit                                    20,471,683     20,684,660
                                                                ------------  -------------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                     $ 35,407,493   $ 35,758,795

  The accompanying notes are an integral part of these financial statements.


                         FORMAN PETROLEUM CORPORATION

                           STATEMENTS OF OPERATIONS

                                                            Three Months Ended                 Six Months Ended
                                                                 June 30,                          June 30,
                                                       -------------------------------------------------------------
                                                            2000          1999                2000          1999
                                                       -------------  -----------         -----------   ------------
Revenues:
 Oil and gas sales                                      $ 3,161,094   $ 2,918,250         $ 6,378,776   $ 5,520,807
 Interest income                                             35,643         4,650              47,775         9,442
 Overhead reimbursements                                     44,583        18,720              57,366        32,665
 Other income                                                   621         3,977             140,075         8,470
                                                       -------------  -----------         -----------   ------------
         Total revenues                                   3,241,941     2,945,597           6,623,992     5,571,384
                                                       -------------  -----------         -----------   ------------
Costs and expenses:
 Production taxes                                           194,647       180,035             270,905       304,940
 Lease operating expenses                                   687,914       861,333           1,500,015     1,787,621
 General and administrative expenses                        843,030       693,477           1,467,319     1,311,707
 Interest expense                                            49,840     2,521,691              94,060     5,104,333
 Recapitalization expense                                       -         229,609              15,225       880,431
 Depreciation, depletion and amortization                 1,191,202     2,360,477           2,402,841     4,042,035
                                                       -------------  -----------         -----------   ------------
         Total expenses                                   2,966,633     6,846,622           5,750,365    13,431,067
                                                       -------------  -----------         -----------   ------------

Net income (loss) from operations before
   reorganization items and income taxes                    275,308    (3,901,025)            873,627    (7,859,683)

Reorganization items:
  Adjustment to reorganization costs                            -             -            (1,196,317)          -
                                                       -------------  -----------         -----------   ------------

Net income (loss) before income taxes                       275,308    (3,901,025)           (322,690)   (7,859,683)
Deferred income tax benefit (liability)                         -             -              (621,343)          -
Current income tax expense                                   93,605           -               511,630           -
                                                       -------------  -----------         -----------   ------------

Net income (loss) attributable to common shares         $   181,703   $(3,901,025)          $(212,977)  $(7,859,683)
                                                       =============  ===========         ===========   ============
Net income (loss) per share                                 $0.18       $(43.34)             $(0.21)      $(87.33)
                                                            =====       ========             =======      ========
Weighted average shares outstanding                      1,000,008       90,000             1,000,008      90,000
                                                         =========       ======             =========      ======



  The accompanying notes are an integral part of these financial statements.

                         FORMAN PETROLEUM CORPORATION

                           STATEMENTS OF CASH FLOWS

                                                                   Six Months Ended
                                                                       June 30,
                                                             ----------------------------
                                                                  2000          1999
                                                             ------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                     $ (212,977)  $ (7,859,683)
 Adjustments to reconcile net loss to net cash provided
  by operating activities-
  Depreciation and amortization                                2,402,841      4,042,042
  Deferred tax benefit                                           453,130            -
 Change in assets and liabilities-
  (Increase) Decrease in oil and gas revenue receivable          188,455       (393,099)
  (Increase) Decrease in accounts receivable                     177,041        (60,073)
  (Increase) Decrease in unbilled well costs and prepaids        (28,889)       206,223
  Increase in interest payable                                       -        4,724,824
  Increase (Decrease) in accounts payable                        561,538      1,302,588
  (Decrease) in undistributed oil and gas revenues               (97,672)      (506,904)
  Decrease in advance to operator                                    -        1,200,000
  Increase (Decrease) in deferred tax liability                 (621,343)           -
  Increase (Decrease) in notes payable                               -          157,119
                                                             ------------  --------------

    Net cash provided by operating activities                  2,822,124      2,813,037
                                                             ------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to oil and gas properties                          (1,289,842)    (4,491,837)
 (Increase) reduction of escrow account                             (644)        17,565
 Purchase of other property and equipment                        (39,257)       (27,750)
                                                             ------------  --------------

    Net cash used in investing activities                     (1,329,743)    (4,502,022)
                                                             ------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Reduction of recapitalization costs                                 -          384,313
 Repayment of notes payable                                     (433,978)           -
                                                             ------------  --------------

    Net cash (used) provided by financing activities            (433,978)       384,313
                                                             ------------  --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           1,058,403     (1,304,672)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                3,180,925      1,474,488
                                                             ------------  --------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                    $ 4,239,328      $ 169,816
                                                             ============  ==============
SUPPLEMENTAL DISCLOSURES:
 Cash paid for-
 Interest                                                    $    94,059      $     -
                                                             ============  ==============
  Income taxes                                               $    58,500      $     -
                                                             ============  ==============


  The accompanying notes are an integral part of these financial statements.

                       FORMAN PETROLEUM CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2000 AND 1999


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

REORGANIZATION

On August 6, 1999, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States District Court for the Eastern District of Louisiana (the Bankruptcy Court) (Case No. 99-14319). On November 22, 1999, the Company and certain of its creditors filed a Second Amended Joint Plan of Reorganization, as amended on December 29, 1999 (the Bankruptcy Plan). The Company's reorganization plan was confirmed by the Bankruptcy Court on December 29, 1999 and consummated on January 14, 2000.

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

As of the confirmation date, the Company had total assets of $33.9 million and liabilities of $96.0 million. With the exception of an aggregate of approximately $2.7 million of promissory notes issued to general unsecured creditors pursuant to the Bankruptcy Plan, an additional $984,000 in promissory notes issued in July, 2000 pursuant to a creditor's proof of claim granted by the Bankruptcy court on May 12, 2000, approximately $300,000 in convenience claims which were paid in full in 2000, undistributed oil and gas revenues of $895,000, and approximately $1.9 million in additional pre-petition bankruptcy claims that are disputed by the Company and still pending before the Bankruptcy Court (Note 5), all of the Company's liabilities as of the confirmation date were extinguished pursuant to the Bankruptcy Plan. The long-term portion of the $984,000 promissory note issued in July, 2000 is reflected on the balance sheet as "Accounts payable to be refinanced". In addition, on July 24, 2000, the Bankruptcy Court granted a creditor's proof of claim in the amount of approximately $501,000 in cash plus a future work obligation of approximately $122,000, as a mineral lease obligation.

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

As a result of the implementation of fresh start accounting, the financial statements as of December 31, 1999 and those as of June 30, 2000 and for the three and six month periods ended June 30, 2000 reflecting the fresh start accounting principles discussed above are not comparable to the financial statements of prior periods.

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

DERIVATIVES

The Company uses derivative financial instruments such as swap agreements and forward sales contracts for price protection purposes on a limited amount of its future production and does not use them for trading purposes. Such derivatives are accounted for on an accrual basis and amounts paid or received under the agreements are recognized as oil and gas sales in the period in which they accrue. For the periods ended June 30, 2000 and 1999, the Company recorded additions to oil and gas sales of $109,800 and $-0-respectively, under these agreements. The Company did enter into a forward sales agreement to sell 200 barrels per day of its oil production in October 1999 for the twelve months ending November 30, 2000, at a price of $22.05 per barrel. As of June 30, 2000 and through August 11, 2000, the Company had no open forward gas sales positions.

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

3.  INTERIM FINANCIAL STATEMENTS

The financial statements of the Company at June 30, 2000 and for the three month period then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, for the year ended December 31, 1999 contained in the Company's Form 10-K (file number 333-31375) filed with the Commission on April 13, 2000.

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


5. DISPUTED CLAIMS

As of June 30, 2000, the Company was disputing approximately $1.9 million in additional pre-petition bankruptcy claims. These claims and certain other residual bankruptcy-related matters are still within the jurisdiction of the Bankruptcy Court. The Company recorded an accrual at December 31, 1999 for its estimate of the amounts expected to be paid in settlement of these claims. Based on subsequent court-ordered settlements and additional information, the Company has increased its settlement amount estimate as of June, 2000, and this adjustment was reflected as a reorganization item in the Statements of Operations for the six months ended June 30, 2000. There can be no assurance as to the amount the Company will be required to pay with respect to these matters.

6. LEGAL PROCEEDINGS

During the second quarter, the Company settled $984,000 in pre-petition claims, and at June 30, 2000, the Company was disputing approximately $1.9 million in pre-petition bankruptcy claims, which claims and certain other residual bankruptcy-related matters are still within the jurisdiction of the Bankruptcy Court. Subsequently, on July 24th, 2000 the Bankruptcy Court granted a creditor's proof of claim in the amount of approximately $501,000 in cash plus a future work obligation of approximately $122,000, as a mineral lease obligation, thereby reducing the remaining disputed bankruptcy claims to $650,000.

The Company is not a party to any other material pending legal proceedings, other than ordinary routine litigation incidental to its business that management believes would not have a material adverse effect on its financial condition or results of operations.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     The following discussion is intended to assist in an understanding of the Company's historical financial position and the results of operations for the three-month periods ended June 30, 2000 and 1999. The financial statements of the Company at June 30, 2000 and for the three and six-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, for the year ended December 31, 1999 contained in the Company's Annual Report on Form 10-K (file number 333-31375) filed with the Commission on April 13, 2000. The Company's historical financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

     As a result of the implementation of fresh start accounting, the financial statements as of December 31, 1999 and those as of June 30, 2000 and for the three and six-month periods ended June 30, 2000 reflecting the fresh start accounting principles discussed above are not comparable to the financial statements of prior periods.

REORGANIZATION

     On August 6, 1999, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States District Court for the Eastern District of Louisiana (the Bankruptcy Court) (Case No. 99-14319). On November 22, 1999, the Company and certain of its creditors filed a Second Amended Joint Plan of Reorganization, as amended on December 29, 1999 (the Bankruptcy Plan). The Company's reorganization plan was confirmed by the Bankruptcy Court on December 29, 1999 and consummated on January 14, 2000.

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

     As of the confirmation date, the Company had total assets of $33.9 million and liabilities of $96.0 million. With the exception of an aggregate of approximately $2.7 million of promissory notes issued to general unsecured creditors pursuant to the Bankruptcy Plan, an additional $984,000 in promissory notes issued in July, 2000 pursuant to a creditor's proof of claim granted by the Bankruptcy court on May 12, 2000, approximately $300,000 in convenience claims which were paid in full in 2000, undistributed oil and gas revenues of $895,000, and approximately $1.9 million in additional pre-petition bankruptcy claims that are disputed by the Company and still pending before the Bankruptcy Court (Note 5), all of the Company's liabilities as of the confirmation date were extinguished pursuant to the Bankruptcy Plan. The long-term portion of the $984,000 promissory note issued in July, 2000 is reflected on the balance sheet as Accounts payable to be refinanced". In addition, on July 24th, 2000 the Bankruptcy Court granted a creditor's proof of claim in the amount of approximately $501,000 in cash plus a future work obligation of approximately $122,000, as a mineral lease obligation.

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



RESULTS OF OPERATIONS

     The following table sets forth certain operating information with respect to the oil and gas operations of the Company for the three-month and six-month periods ended June 30, 2000 and 1999:

                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                  JUNE 30,                      JUNE 30,
                                          ------------------------    ------------------------
                                              2000        1999            2000        1999
                                          -----------  ----------     ----------- ------------
Sales:
     Oil (Bbls)                               70,149       86,843         139,809     172,413
     Gas (Mcf)                               396,353      703,740         944,755   1,491,250
     Oil and gas (BOE)                       136,208      204,133         297,268     420,955
Sales Revenue:
  Total oil sales                         $1,797,841   $1,360,349      $3,538,244  $2,262,349
  Total gas sales                          1,363,253    1,557,901       2,840,532   3,258,458
                                          -----------  ----------     ----------- ------------
          Total sales                     $3,161,094   $2,918,250      $6,378,776  $5,520,807
Average sales prices:
  Oil (per Bbl)                              $25.63        $15.66          $25.31      $13.12
  Gas (per Mcf)                               $3.44         $2.21           $3.01       $2.19
  Per BOE                                    $23.21        $14.30          $21.46      $13.11
Average costs (per BOE):
 Severance taxes                              $1.43        $0.88            $0.91       $0.72
 Lease operating expenses                     $5.05        $4.22            $5.05       $4.25
 General and administrative expenses          $6.19        $3.40            $4.94       $3.12
 Depreciation, depletion and amort.           $8.75       $11.56            $8.08       $9.60
 amort.

     Revenues - The following table reflects an analysis of differences in the Company's oil and gas revenues (expressed in thousands of dollars) between the three and six-month periods ended June 30, 2000 and the comparable periods in 1999:

                                                 SECOND QUARTER           FIRST SIX MONTHS 2000
                                                2000 COMPARED TO            COMPARED TO FIRST
                                               SECOND QUARTER 1999           SIX MONTHS 1999
                                               -------------------        ---------------------
Increase (decrease) in oil and gas
   Revenues resulting from differences in:
   Crude oil and condensate -
                     Prices                     $   698,995                  $   1,703,714
                     Production                    (261,503)                      (427,819)
                                                -------------                ---------------
                                                    437,492                      1,275,895
   Natural gas -
                      Prices                        485,828                        776,194
                      Production                   (680,476)                    (1,194,120)
                                                -------------                ---------------
                                                   (194,648)                      (417,926)
                                                -------------                ---------------
Increase (decrease) in oil and gas
   Revenues                                         242,844                        857,969
                                                =============                ===============

          The Company's oil and gas revenues increased approximately $858,000 or 16% to $6.4 million for the six months ended June 30, 2000 from $5.5 million for the comparable period in 1999. Production levels for the six months ended June 30, 2000 decreased 29% to 297 thousand barrels of oil equivalent ("MBOE") from 421 MBOE for the comparable period in 1999. Gas production volumes decreased 37%, while oil volumes decreased 19%. The Company's average sales prices (including hedging activities) for oil and natural gas for the six months ended June 30, 2000 were $25.31 per Bbl and $3.01 per Mcf versus $13.12 per Bbl and $2.19 per Mcf in the comparable 1999 period. Revenues decreased $1.6 million due to the aforementioned production decreases, and increased by $2.5 million as a result of higher oil and gas prices.

     For the quarter ended June 30, 2000, total oil and gas revenues increased $243,000 from revenues for the second quarter of 1999. Oil production for the quarter ended June 30, 2000 was down 19% from the comparable quarter in 1999, and gas production between comparable periods was down 44%. Oil prices for the quarter ended June 30, 2000 increased 64%, to $25.63 per Bbl from $15.66 per Bbl from the second quarter of 1999. Gas prices increased 55% during the quarter ended June 30, 2000 to $3.44 per Mcf from $2.21 per Mcf for the second quarter of 1999.

     LEASE OPERATING EXPENSES - On a BOE basis, lease operating expenses experienced a 19% increase, to $5.05 per BOE for the six months ended June 30, 2000 from $4.25 per BOE in the comparable 1999 period. For the first six months of 2000, lease operating expenses were down 16%, from $1,788,000 in 1999 to $1,500,000 in the comparable 2000 period. For the quarter ended June 30, 2000, lease operating expenses were 20% lower than the comparable quarter in 1999. The decreases for the quarter ended June 30, 2000 and for the first six months of 2000 resulted primarily from the reduced level of production between the first half of 2000 and the first half of 1999.

     SEVERANCE TAXES - The effective severance tax rate as a percentage of oil and gas revenues decreased from 5.5% for the six months ended June 30, 1999 to 4.2% for the comparable period in 2000. For the quarter ended June 30, 1999 the effective tax rate remained at 6.2%, the same as the comparable quarter in 1999. The effective severance tax rate increased for the six-month period because certain wells which were exempt in 1999 became taxable during the first quarter of 2000. The relatively low effective rate is attributable to the production from wells that have a state severance tax exemption under Louisiana's severance tax abatement program.

     GENERAL AND ADMINISTRATIVE EXPENSES - For the six months ended June 30, 2000 general and administrative ("G&A") expenses were $4.94 per BOE, a 58% increase from the $3.12 per BOE for the first six months of 1999. For the first six months of 2000, G&A increased 12%, from $1,312,000 in 1999 to $1,467,000 in 2000. For the quarter ended June 30, 2000, G&A increased 22%, from $693,000 in 1999 to $843,000 in 2000, and the G&A per BOE during the same periods increased 82%. The second quarter and first six months increases in G&A per BOE in 2000 were due to decreases in production during the periods as compared to the comparable periods for 1999. The increases in actual G&A expenses in the second quarter and six month periods ended June 30, 2000 were primarily the result of salary adjustments made during the second half of 1998, including the addition of a Chief Financial Officer and a manager of business development.

     DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE - For the six months ended June 30, 2000, depreciation, depletion and amortization ("DD&A") expense decreased 41% from the comparable 1999 period. For the quarter ended June 30, 2000, DD&A expense decreased 50% from the comparable second quarter of 1999. The DD&A decreases for both the second quarter and the first six months of 2000 are attributable to the Company's increased book value of the full cost pool as a result of Fresh Start Accounting (see Notes to Financial Statements) and to decreased production and related future capital costs between the comparable periods for 1999 and 2000.

     On a BOE basis, which reflects the decreases in production, the DD&A rate for the first six months of 2000 was $8.08 per BOE compared to $9.60 per BOE for the same period in 1999, a decrease of 16%. For the second quarter of 2000, DD&A per BOE was $8.75 compared to $11.56 for the comparable period in 1999, for a decrease of 24%.

     INTEREST EXPENSE - For the six months ended June 30, 2000 interest expense decreased to $94,000 from $5.1 million for the comparable 1999 period, or a 98% decrease. For the quarter ended June 30, 2000, interest expense decreased $2.5 million from the comparable second quarter of 1999, or a 98% decrease.

     NET LOSS FROM OPERATIONS - Due to the factors described above, net loss from operations for the six months ended June 30, 2000 was $323,000, a decrease of $7.5 million from the net loss of $7.9 million reported for the first six months of 1999. The net loss for the quarter ended June 30, 2000 decreased $4.2 million, from $3.9 million in the second quarter of 1999 to net income $275,000 during the second quarter of 2000.

     INCOME TAX EXPENSE - The Company is required to establish a net deferred tax liability calculated at the applicable Federal and state tax rates resulting primarily from financial reporting and income tax reporting basis differences in oil and gas properties. Accordingly, as a result of Fresh Start Accounting (see Notes to the Financial Statements) a net deferred tax liability of $9.9 million was accrued at December 31, 1999. As of June 30, 2000, $453,000 of that deferred tax liability has been reclassified as a current liability. The Company had a net deferred tax asset at June 30, 1999 that had been fully reserved due to the Company's operating losses.

LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL AND CASH FLOW - As of June 30, 2000, the Company has $1.3 million of working capital, compared to a working capital deficit at June 30, 1999 of $82 million. The large working capital deficit at the end of the first six months of 1999 resulted primarily from the acceleration of long-term debt due to the default on the senior notes, compounded by declines in both prices and production. The Company's realized oil and gas prices increased 93% and 38%, respectively, from the first six months of 1999 to the first six months of 2000. During the same period oil production declined 19% and gas production declined 36%. The combination of the increase in product prices and the decrease in production volumes during the first six months of 2000 increased the Company's revenues from production, from $5.5 million in the first six months of 1999 to $6.4 million in the first six months of 2000.

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

     The following summary table reflects comparative cash flows for the Company for the six month periods ended June 30, 2000 and 1999:

                                                         SIX MONTHS ENDED
                                                         ----------------
                                                              JUNE 30,
                                                              --------
                                                          (IN THOUSANDS)
                                                          --------------
                                                      2000            1999
                                                      ----            ----
     Net cash provided by operating activities      $   2,803        $ 2,813
     Net cash (used) by investing activities           (1,330)        (4,502)
     Net cash provided by financing activities           ( - )           384

     As a result of the implementation of fresh start accounting, the financial statements as of December 31, 1999 and those as of June 30, 2000 and for the three and six-month periods ended June 30, 2000 reflecting the fresh start accounting principles discussed above are not comparable to the financial statements of prior periods.

     For the six months ended June 30, 2000 net cash provided by operating activities decreased to $2.80 million from $2.81 million during the comparable period in 1999. Cash used in investing activities during the six months ended June 30, 2000 was reduced to $1.3 million from $4.5 million during the comparable period in 1999. Cash provided by financing activities decreased from $384,000 in the first six months of 1999 to no cash used or provided during the first six months of 2000.

     HEDGING ACTIVITIES - With the objective of achieving more predictable revenues and cash flows and reducing the exposure to fluctuations in oil and natural gas prices, the Company has entered into hedging transactions of various kinds with respect to both oil and natural gas. While the use of these hedging arrangements limits the downside risk of reverse price movements, it may also limit future revenues from favorable price movements. For the periods ended June 30, 2000 and 1999, the Company recorded additions to oil and gas sales of $109,800 and $-0-, respectively, under these agreements. The Company did enter into a forward sales agreement to sell 200 barrels per day of its oil production in October 1999 for the twelve months ending November 30, 2000, at a price of $22.05 per barrel. As of June 30, 2000 and through August 11, 2000, the Company had no open forward gas sales positions.

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

FORWARD-LOOKING STATEMENTS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to the discussions of Liquidity and Capital Resources, includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in the discussions are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from the Company's expectations. Such risks and uncertainties include, but are not limited to, the timing and extent of changes in commodity prices for oil and gas, the need to develop and replace reserves, environmental risks, drilling and operating risks, risks related to exploration and development, uncertainties about the estimates of reserves, competition, government regulations and the ability of the Company to meet its stated business goals, as well as other risks and uncertainties discussed in this and the Company's other filings with the Securities and Exchange Commission (the "Cautionary Statements"). The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.



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

     Based on projected annual production volumes for 2000, a 10% decline in the prices the Company receives for its oil and natural gas production would have an approximate $3.9 million negative impact on the Company's discounted future net revenues. This impact of a hypothetical 10% decline in prices is net of any incremental gain that would be realized on hedge agreements in place as of August 11, 2000.

PART II

ITEM 1.  LEGAL PROCEEDINGS

     This information is incorporated by reference to Part 1, Item 1 (Note 6 - Legal Proceedings) of this report.

ITEM 5.  OTHER EVENTS

     On June 19, 2000, the Board of Directors appointed Jeffrey Clarke as the President of the Company. Mr. Clarke is 54 years of age and has been a member of the Board of Directors since January 2000. From October, 1993 to March, 2000, Mr. Clarke served as the President, Chairman and Chief Executive Officer of Coho Energy, Inc., an independent energy company engaged, through its wholly-owned subsidiaries, in the development and production of, and exploration for, crude oil and natural gas principally in Mississippi and Oklahoma. Prior to that time, Mr. Clarke served in various capacities with Coho Resources, Ltd. and Coho Resources, Inc., affiliates of Coho Energy, Inc. Coho Energy, Inc. and certain of its affiliates filed for protection under Chapter 11 of the United States Bankruptcy Code on August 23, 1999. Mr. Clarke holds a BS in Physics from the University of Wales, 1967, and conducted post-graduate work in Physics at the University of East Anglia from 1967 to 1968.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS -

          3.2   Amended and Restated Bylaws
         27.1   Financial Data Schedule


(b)  REPORTS ON FORM 8-K

    None




                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Forman Petroleum Corporation

Date: August 11, 2000         By: /S/ JEFFREY CLARKE
                                 -------------------------
                                    Jeffrey Clarke
                                    President


                              By: /S/ MICHAEL H. PRICE
                                 -------------------------
                                    Michael H. Price
                                    Chief Financial Officer