Form 10-Q
period 2000-09-30
FORMAN PETROLEUM CORP
filed 2000-11-14
CIK 1041635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000
Or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission file number 333-31375*

FORMAN PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-0954774 (I.R.S. Employer Identification No.)
650 Poydras Street - Suite 2200 New Orleans, Louisiana (Address of principal executive offices)	70130-6101 (Zip code)

(504) 586-8888
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X ] No [ ]

As of November 10, 2000, there were 1,000,008 shares of the Registrant's Voting Common Stock, no par value, outstanding.

* The Commission file number refers to a Form S-4 Registration Statement filed by the Company under the Securities Act of 1933, which became effective September 26, 1997.

FORMAN PETROLEUM CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000

TABLE OF CONTENTS

PART I
Page No.
Item 1.	Financial Information:
Balance Sheets as of September 30, 2000 and December 31, 1999	1
Statement of Operations and Accumulated Deficity for the Three and Nine Month Periods Ended September 30, 2000 and September 30, 1999	2
Statement of Cash Flows for the Nine Month Periods Ended September 30, 2000	3
Notes to Financial Statements	4-8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

PART II
Item 1.	Legal Proceedings	17
Item 6.	Exhibits and Reports on Form 8-K	17
Signatures		18

PART I
Item 1.	Financial Information
                         FORMAN PETROLEUM CORPORATION
                         ----------------------------

                                BALANCE SHEETS
                                --------------

                                                            September 30, December 31,
                                                                2000          1999
                                                            ------------- ------------
                                                            (Unaudited)
                        ASSETS
                        ------
CURRENT ASSETS:
 Cash and cash equivalents                                  $ 4,548,090   $ 3,180,925
 Accounts receivable                                             51,494       236,663
 Oil and gas revenue receivable                               1,399,926     1,359,393
 Unbilled well costs                                                171           257
 Prepaid expenses                                                28,939        43,845
                                                           ------------  ------------
         Total current assets                                 6,028,620     4,821,083
                                                           ------------  ------------

PROPERTY AND EQUIPMENT, at cost:
 Oil and gas properties, full cost method                    27,005,310    25,515,529
 Unevaluated oil and gas properties                           4,732,139     4,732,139
 Other property and equipment                                   257,131       200,000
                                                           ------------  ------------
                                                             31,994,580    30,447,668
 Less- accumulated depreciation, depletion and amortization  (3,828,066)  (     -    )
                                                           ------------  ------------

         Net property and equipment                          28,166,514    30,447,668
                                                           ------------  ------------

OTHER ASSETS:
 Funds on deposit in escrow                                     479,666       490,044
                                                           ------------  ------------

TOTAL ASSETS                                               $ 34,674,800  $ 35,758,795
                                                           ============  ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                  $    604,502  $  1,571,710
 Current tax liability                                          203,575         -
 Undistributed oil and gas revenues                             757,147       895,064
 Current portion of note payables                             1,189,369       640,608
                                                           ------------  ------------
         Total current liabilities                            2,754,593     3,107,382
                                                           ------------  ------------

 Notes payable (long-term portion)                            1,630,060     2,066,173
 Deferred tax liability                                       9,663,622     9,900,580
                                                           ------------  ------------
         Total  liabilities                                  14,048,275    15,074,135
                                                           ------------  ------------

STOCKHOLDERS' EQUITY:
 Common stock, no par value, authorized 10,000,000
   shares; issued and outstanding 1,000,008 shares           20,684,660    20,684,660
 Retained earnings (deficit)                                    (58,135)  (     -    )
                                                           ------------  ------------
         Total stockholder's equity                          20,626,525    20,684,660
                                                           ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 34,674,800  $ 35,758,795
                                                           ============  ============

  The accompanying notes are an integral part of these financial statements.

                         FORMAN PETROLEUM CORPORATION
                         ----------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                                      Three Months Ended           Nine Months Ended
                                                         September 30,                September 30,
                                                  ------------------------------------------------------
                                                      2000          1999          2000          1999
                                                  ------------  ------------  ------------  ------------
Revenues:
 Oil and gas sales                                $  3,782,307  $  3,761,167  $ 10,161,083  $  9,281,974
 Interest income                                        65,748         4,636       113,523        14,078
 Overhead reimbursements                                 7,877        16,516        65,243        49,181
 Other income                                          (93,540)       24,174        46,535        32,644
                                                  ------------  ------------  ------------  ------------
         Total revenues                              3,762,392     3,806,493    10,386,384     9,377,877
                                                  ------------  ------------  ------------  ------------
Costs and expenses:

 Production taxes                                      134,293       220,727       405,198       525,667
 Lease operating expenses                              866,417       779,134     2,366,432     2,566,755
 General and administrative expenses                   895,398       729,393     2,362,717     2,041,100

 Interest expense                                      147,753     1,044,138       241,813     6,148,471
 Full cost ceiling write-down
                                                         -             -             -             -
 Recapitalization expense                               75,218        83,356        90,443       963,787
 Depreciation, depletion and amortization            1,425,226     2,073,743     3,828,067     6,115,778
                                                  ------------  ------------  ------------  ------------
         Total expenses                              3,544,305     4,930,491     9,294,670    18,361,558
                                                  ------------  ------------  ------------  ------------
 Net income (loss) from operations before
 reorganization items and income taxes                 218,087   (1,123,998)    1,091,714   (8,983,681)

Reorganization items:
   Adjustment to reorganization costs (Note 1)           -             -       (1,183,232)        -
                                                  ------------  ------------  ------------  ------------
Net income (loss) before income taxes                  218,087   (1,123,998)      (91,518)  (8,983,681)

Income tax expense (benefit)                            76,330         -           (33,383)        -
                                                  ------------  ------------  ------------- ------------
        Net income (loss)                              141,757   (1,123,998)  (58,135)  (8,983,681)
Preferred stock dividends                                -       (200,288)        -       (1,165,122)
                                                  ------------  ------------  ------------- ------------

Net income (loss) attributable to common shares   $    141,757  $(1,324,286) $(58,135) $(10,148,803)
                                                  ============  ============= ============= ============
Net income (loss) per share                           $(0.14)      $(14.71)       $(0.06)    $(112.76)
                                                      =======      ========       =======    =========
Weighted average shares outstanding                  1,000,008      90,000       1,000,008     90,000
                                                     =========      ======       =========     ======

  The accompanying notes are an integral part of these financial statements.

                         FORMAN PETROLEUM CORPORATION
                         ----------------------------

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                 Nine Months Ended
                                                                   September 30,
                                                             -------------------------
                                                                2000           1999
                                                             ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                    $  (58,135)   $(8,983,681)
 Adjustments to reconcile net loss to net cash provided
  by operating activities-
     Depreciation and amortization                            3,828,067      5,394,541
     Reduction of capitalized costs                               -            384,313
     Deferred financing costs                                     -            721,243
     Deferred tax benefit                                      (236,958)         -
 Change in assets and liabilities-
  (Increase) in oil and gas revenue receivable                  (40,533)      (659,763)
  Decrease (Increase) in accounts receivable                    185,169        (78,462)
  Decrease (Increase) in unbilled well costs and prepaids        14,991        223,829
  Increase in interest payable                                      -        5,642,011
  (Decrease) Increase in accounts payable                      (967,208)     1,638,534
  (Decrease) in undistributed oil and gas revenues             (137,917)      (300,500)
  Decrease in advances to operator                                -          1,200,000
  Increase in taxes payable                                     203,575          -
  Increase in notes payable                                       -            223,902
                                                             ----------    -----------

         Net cash provided by operating activities            2,791,051      5,405,967
                                                             ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to oil and gas properties                         (1,489,781)    (4,805,973)
 Reduction of escrow account                                     10,378         12,974
 Purchase of other property and equipment                       (57,131)       (39,755)
                                                             ----------    -----------
         Net cash used in investing activities               (1,536,535)    (4,832,754)
                                                             ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in notes payable                                      112,649          -
                                                             ----------    -----------
         Net cash provided by financing activities              112,649          -
                                                             ----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     1,367,165        573,213

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD               3,180,925      1,474,488
                                                             ----------    -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                    $4,548,090    $ 2,047,701
                                                             ==========    ===========
SUPPLEMENTAL DISCLOSURES:
 Cash paid for-
  Interest                                                   $   94,059    $     -
                                                             ==========    ===========
  Income taxes                                               $   58,500    $     -
                                                             ==========    ===========

  The accompanying notes are an integral part of these financial statements.

FORMAN PETROLEUM CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2000 AND 1999
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

Reorganization

On August 6, 1999, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States District Court for the Eastern District of Louisiana (the "Bankruptcy Court") (Case No. 99-14319). On November 22, 1999, the Company and certain of its creditors filed a Second Amended Joint Plan of Reorganization, as amended on December 29, 1999 (the "Bankruptcy Plan"). The Company's reorganization plan was confirmed by the Bankruptcy Court on December 29, 1999 and consummated on January 14, 2000.

Pursuant to the Bankruptcy Plan, all of the Company's issued and outstanding securities were canceled and the Company agreed to issue the following equity securities:

  925,000 shares of new common stock, no par value, to the former holders of the Company's 13.5% Series B Senior Notes due 2004 (the "Senior Notes");

  75,000 shares of new common stock to the former holders of the Company's Series A Cumulative Preferred Shares (the "Preferred Stock"); and

  warrants to purchase up to 500,000 shares of new common stock to certain of the Company's former warrant holders and to McLain J. Forman, the former sole voting shareholder of the Company.

As of the confirmation date, the Company had total assets of $33.9 million and liabilities of $96.0 million. Except as described herein, all of the Company's liabilities as of the confirmation date were extinguished pursuant to the Bankruptcy Plan. Pursuant to the Bankruptcy Plan, the Company issued an aggregate of approximately $2.7 million of promissory notes to general unsecured creditors and paid approximately $300,000 to holders of convenience claims. The Company's undistributed oil and gas revenues in the amount of $895,000 were likewise not extinguished pursuant to the Bankruptcy Plan.

In the third quarter of 2000, the Company resolved all remaining disputed proofs of claims by (i) issuing to one claimant a promissory note in the approximate amount of $984,000, with interest, payable over three years, (ii) paying to another claimant approximately $501,000 in cash and agreeing to perform future work worth approximately $122,000, (iii) agreeing to pay approximately $119,000, with interest, to another claimant over a six year period, and (iv) paying approximately $416,000 in cash to holders of all remaining claims.

All disputed proofs of claim have been resolved. Accordingly, on November 2, 2000, the Company filed a motion for final decree with the Bankruptcy Court to close the Company's bankruptcy case. The hearing is scheduled for November 29, 2000.

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

Proved Category	Risk Factor
Proved Producing Proved Non-producing Proved Undeveloped	95% 75% 25%

Applying these risk factors and adjusting the product pricing resulted in an estimated fair market value of the proved properties of $25.5 million. The Company's other assets, including other property and equipment, were valued at $4.9 million.

As a result of the implementation of fresh start accounting, the financial statements as of December 31, 1999 and those as of September 30, 2000 and for the three and nine-month periods ended September 30, 2000, reflecting the fresh start accounting principles discussed above, are not comparable to the financial statements of prior periods.

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

Derivatives

The Company uses derivative financial instruments such as swap agreements and forward sales contracts for price protection purposes on a limited amount of its future production and does not use them for trading purposes. Such derivatives are accounted for on an accrual basis and amounts paid or received under the agreements are recognized as oil and gas sales in the period in which they accrue. For the periods ended September 30, 2000 and 1999, the Company recorded additions to oil and gas sales of $80,425 and $-0- , respectively, under these agreements. The Company did enter into a forward sales agreement to sell 200 barrels per day of its oil production in October 1999 for the twelve months ending October 31, 2000, at a price of $22.05 per barrel. As of November 10, 2000, the Company had no open forward gas sales positions.

Per Share Amounts

Net loss per share of common stock was calculated by dividing net loss applicable to common stock by the weighted-average number of common shares outstanding during the periods. Due to the net losses reported in 2000 and 1999, all options and warrants outstanding were excluded from the computation because they would have been antidilutive.

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or a liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will adopt SFAS No. 133 on January 1, 2001. Because of the nature of the Company's hedging activities, the Company does not expect that the adoption of SFAS No. 133 will have a material impact on the Company's financial position or results of operations.

Reclassification

Certain prior year amounts have been reclassified to conform to the presentation of such items in the current year.
3.	Interim Financial Statements

The financial statements of the Company at September 30, 2000 and for the three and nine-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, for the year ended December 31, 1999 contained in the Company's Form 10-K (file number 333-31375) filed with the Securities and Exchange Commission on April 13, 2000.

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

As of September 30, 2000, the Company had resolved all pre-petition bankruptcy claims that had previously been disputed by the Company. The Bankruptcy Court overruled the Company's objection to one creditor's proof of claim. Thereafter, in accordance with the Bankruptcy Plan, the Company issued the holder of that claim a promissory note in the approximate amount of $984,000 in July, 2000. In addition, on July 24, 2000, the Company compromised its objection to a creditor's proof of claim by paying approximately $501,000 in cash and agreeing to perform future work worth approximately $122,000. The Company's objection to the Louisiana Department of Revenue and Taxation's proof of claim, in the amount of $223,000, was resolved in favor of the Company. As a result, the Company is obligated to pay $119,000 to the Louisiana Department of Revenue and Taxation over six years, with interest, in accordance with the Bankruptcy Plan. Finally, in September and October, 2000, the Company resolved all other disputed proofs of claims, in the aggregate amount of $632,000, by paying approximately $416,000 in cash to the holders of those claims.

All disputed proofs of claim have been resolved. Accordingly, on November 2, 2000, the Company filed a motion for final decree with the Bankruptcy Court to close the Company's bankruptcy case. The hearing is scheduled for November 29, 2000.

The Company recorded an accrual at December 31, 1999 for its estimate of the amounts expected to be paid in settlement of these claims. Based on the actual settlement amounts of the various claims, the Company increased its settlement amount as of September 30, 2000, and this adjustment is reflected as a reorganization item in the Statements of Operations for the nine months ended September 30, 2000.

6.	Legal Proceedings

The Company is not a party to any other material pending legal proceedings, other than ordinary routine litigation incidental to its business that management believes would not have a material adverse effect on its financial condition or results of operations. See also, Note 5 - Disputed Claims, above.

Item 2.	Management's Discussion and Analysis of Financial Condition And Results of Operations

General

The following discussion is intended to assist in an understanding of the Company's historical financial position and the results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999. The financial statements of the Company at September 30, 2000 and for the three and nine-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, for the year ended December 31, 1999 contained in the Company's Annual Report on Form 10-K (file number 333-31375) filed with the Securities and Exchange Commission on April 13, 2000. The Company's historical financial statements and notes thereto included therein and elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Reorganization

On August 6, 1999, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States District Court for the Eastern District of Louisiana (the "Bankruptcy Court") (Case No. 99-14319). On November 22, 1999, the Company and certain of its creditors filed a Second Amended Joint Plan of Reorganization, as amended on December 29, 1999 (the "Bankruptcy Plan"). The Company's reorganization plan was confirmed by the Bankruptcy Court on December 29, 1999 and consummated on January 14, 2000.

Pursuant to the Bankruptcy Plan, all of the Company's issued and outstanding securities were canceled and the Company agreed to issue the following equity securities:

  925,000 shares of new common stock, no par value, to the former holders of the Company's 13.5% Series B Senior Notes due 2004 (the "Senior Notes");

  75,000 shares of new common stock to the former holders of the Company's Series A Cumulative Preferred Shares (the "Preferred Stock"); and

  warrants to purchase up to 500,000 shares of new common stock to certain of the Company's former warrant holders and to McLain J. Forman, the former sole voting shareholder of the Company.

As of the confirmation date, the Company had total assets of $33.9 million and liabilities of $96.0 million. Except as described herein, all of the Company's liabilities as of the confirmation date were extinguished pursuant to the Bankruptcy Plan. Pursuant to the Bankruptcy Plan, the Company issued an aggregate of approximately $2.7 million of promissory notes to general unsecured creditors and paid approximately $300,000 to holders of convenience claims. The Company's undistributed oil and gas revenues in the amount of $895,000 were likewise not extinguished pursuant to the Bankruptcy Plan.

In the third quarter of 2000, the Company resolved all remaining disputed proofs of claims by (i) issuing to one claimant a promissory note in the approximate amount of $984,000, with interest, payable over three years, (ii) paying to another claimant approximately $501,000 in cash and agreeing to perform future work woth approximately $122,000, (iii) agreeing to pay approximately $119,000, with interest, to another claimant over a six year period, and (iv) paying approximately $416,000 in cash to holders of all remaining claims.

All disputed proofs of claim have been resolved. Accordingly, on November 2, 2000, the Company filed a motion for final decree with the Bankruptcy Court to close the Company's bankruptcy case. The hearing is scheduled for November 29, 2000.

Fresh Start Reporting

The Company has accounted for the reorganization using the principles of fresh start accounting required by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7). For accounting purposes, the accompanying financial statements reflect the confirmed plan as if it was consummated on December 31, 1999. Under the principles of fresh start accounting, the Company's total assets and liabilities were recorded at their estimated fair market values. Accordingly, the Company's net proved oil and gas properties were increased by approximately $3.0 million, its unevaluated oil and gas properties were increased by approximately $3.1 million and other net property and equipment was increased by approximately $0.2 million. Obligations arising from the Bankruptcy Plan are recorded at the amounts paid or expected to be paid in settlements of such obligations. In addition, the Company's Senior Notes with a net book value of $68.6 million, related interest payable of $11.1 million, Preferred Stock of $13.6 million and deferred financing costs related to the Senior Notes and Preferred Stock of $4.4 million were all written off.

Results of Operations

The following table sets forth certain operating information with respect to the oil and gas operations of the Company for the three-month and nine-month periods ended September 30, 2000 and 1999:

                                           Three Months Ended            Nine Months Ended
                                              September 30,                September 30,
                                      -------------------------------------------------------
                                          2000          1999          2000            1999
                                      ------------   ------------  ------------   ------------
Sales:
      Oil (Bbls)                            68,029         89,513       207,838        261,926
      Gas (Mcf)                            398,967        721,064     1,343,722      2,212,314
      Oil and Gas (BOE)                    134,523        209,690       431,791        630,645

Sales Revenue:
 Total Oil Sales                       $ 2,001,386   $  1,757,548  $  5,539,631   $  4,019,897
 Total Gas Sales                         1,780,921      2,003,619     4,621,452      5,262,077
                                      ------------   ------------  ------------   ------------
      Total Sales                      $ 3,782,307   $  3,761,167  $ 10,161,083   $  9,281,974

Average Sales Prices:
 Oil (per Bbl)                         $    29.42    $      19.63  $      26.65   $      15.35
 Gas (per Mcf)                         $     4.46    $       2.78  $       3.44   $       2.38
 Per BOE                               $    28.12    $      17.94  $      23.53   $      14.72

Average Costs (per BOE):
 Severance Taxes                       $     1.00    $       1.05  $       0.94   $       0.83
 Lease operating expenses              $     6.44    $       3.72  $       5.48   $       4.07
 General and Administrative Exp.       $     6.66    $       3.48  $       5.47   $       3.24
 Depreciation, depletion and amort.    $    10.59    $       9.89  $       8.87   $       9.70

Revenues - The following table reflects an analysis of differences in the Company's oil and gas revenues (expressed in thousands of dollars) between the three and nine-month periods ended September 30, 2000 and the comparable periods in 1999:

                                                                First Nine Months
                                             Third Quarter             2000
                                            2000 Compared to    Compared to First
                                           Third Quarter 1999    Nine Months 1999
                                           ------------------   -----------------
Increase (decrease) in oil and gas
   revenues resulting from differences in:
  Crude oil and condensate -
        Prices                              $         665,668   $       2,349,847
        Production                                   (421,829)           (830,113)
                                           ------------------   -----------------
                                                      243,839           1,519,734
Natural gas -
        Prices                                        672,312           1,425,357
        Production                                   (895,010)         (2,065,981)
                                           ------------------   -----------------
                                                     (222,698)           (640,624)
                                           ------------------   -----------------
Increase (decrease) in oil and gas
   revenues                                $           21,141   $         879,110
                                           ==================   =================

The Company's oil and gas revenues increased approximately $879,000 or 9.5% to $10.2 million for the nine months ended September 30, 2000 from $9.3 million for the comparable period in 1999. Production levels for the nine months ended September 30, 2000 decreased 32% to 431 thousand barrels of oil equivalent ("MBOE") from 631 MBOE for the comparable period in 1999. During the first nine months of 2000, gas production volumes decreased 39%, while oil volumes decreased 21% from the comparable 1999 period. The Company's average sales prices (including hedging activities) for oil and natural gas for the nine months ended September 30, 2000 were $26.65 per Bbl and $3.44 per Mcf, respectively, versus $15.35 per Bbl and $2.38 per Mcf in the comparable 1999 period.

For the quarter ended September 30, 2000, total oil and gas revenues increased $21,000 from revenues for the third quarter of 1999. Oil production for the quarter ended September 30, 2000 was down 24% from the comparable quarter in 1999, and gas production between comparable periods was down 45%. Oil prices for the quarter ended September 30, 2000 increased 50%, to $29.42 per Bbl from $19.63 per Bbl for the third quarter of 1999. Gas prices increased 61% during the quarter ended September 30, 2000, to $4.46 per Mcf from $2.78 per Mcf for the third quarter of 1999.

Lease operating expenses - On a BOE basis, lease operating expenses experienced a 73% increase, to $6.44 per BOE for the three months ended September 30, 2000 from $3.72 per BOE in the comparable 1999 period. For the first nine months of 2000, on a BOE basis, lease operating expenses per BOE were up 35%, from $4.07 per BOE in 1999 to $5.48 in the comparable 2000 period. These increases for the quarter and the nine months ended September 30, 2000 are due primarily to the overall reduced levels of oil and gas production during the 2000 periods versus the same periods in 1999.

For the quarter ended September 30, 2000, actual lease operating expenses were 11% higher than the comparable quarter in 1999, and for the first nine months of 2000 actual lease operating expenses were 8% lower than the comparable nine months in 1999. The increase for the quarter ended September 30, 2000 is due primarily to increased workover activity during the quarter compared to last year. The decrease in actual lease operating expenses for the first nine months of 2000 resulted from the overall reduced levels of oil and gas production during the 2000 period versus the same periods in 1999.

Severance taxes - The effective severance tax rate as a percentage of oil and gas revenues decreased to 4.0% for the nine months ended September 30, 2000 from 5.7% for the comparable period in 1999. For the quarter ended September 30, 2000 the effective tax rate decreased to 3.6% from 5.8% for the comparable quarter in 1999. This relatively low effective rate is attributable to the increased production from wells that have a state severance tax exemption under Louisiana's severance tax abatement program. The decreases in the effective tax rates between the comparable 1999 and 2000 periods are attributable in part to the decrease in the gas severance tax rate in 2000.

General and administrative expenses - For the nine months ended September 30, 2000 general and administrative ("G&A") expenses were $5.47 per BOE, a 69% increase from the $3.24 per BOE for the first nine months of 1999. For the first nine months of 2000, G&A increased 16%, from $2,041,000 in 1999 to $2,363,000 in 2000. For the quarter ended September 30, 2000 G&A increased 23%, from $729,000 in 1999 to $895,000 in 2000, and the G&A per BOE during the same periods increased 91%. The third quarter and first nine months increases in G&A per BOE in 2000 were due to decreases in production during the periods as compared to the comparable periods for 1999. The increase in actual G&A expenses in the third quarter was the combination of increased income and franchise taxes during the period, as well as increases in contract services related to the appointment of the Company's new president in June, 2000. The increase in actual G&A expenses in the nine month period ended September 30, 2000 was primarily the result of increases in income and franchise taxes, as well as the addition of directors' fees and increases in contract services during the first nine months of 2000.

Depreciation, depletion and amortization expense - For the nine months ended September 30, 2000 depreciation, depletion and amortization ("DD&A") expense decreased 37% from the comparable 1999 period. For the quarter ended September 30, 2000, DD&A expense decreased 31% from the comparable third quarter of 1999. The DD&A decreases for both the third quarter and the first nine months of 2000 are attributable to the Company's decreased production and related future capital costs between the comparable periods for 1999 and 2000.

On a BOE basis, which reflects the decreases in production, the DD&A rate for the first nine months of was $8.87 per BOE compared to $9.70 per BOE for the same period in 1999, a decrease of 8.6%. For the third quarter of 2000, DD&A per BOE was $10.59 compared to $9.89 for the comparable period in 1999, for an increase of 7.1%.

Interest expense - For the nine months ended September 30, 2000 interest expense decreased to $242,000 from $6.1 million for the comparable 1999 period. For the quarter ended September 30, 2000, interest expense decreased $896,000 from the comparable third quarter of 1999. The decreases for both the three and nine-month periods are due specifically to the conversion of the interest-bearing Senior Notes to common stock as a result of the Company's bankruptcy.

Net income (loss) from operations - Due to the factors described above, net income from operations for the nine months ended September 30, 2000 was $1.0 million, an increase of $10.1 million from the net loss of $9.0 million reported for the first nine months of 1999. The net income for the quarter ended September 30, 2000 increased $1.3 million, from a loss of $1.1 million in the third quarter of 1999 to $218,000 income during the third quarter of 2000.

Income tax expense - The Company was required to establish a net deferred tax liability calculated at the applicable Federal and state tax rates resulting primarily from financial reporting and income tax reporting basis differences in oil and gas properties. Accordingly, as a result of fresh start accounting (see Notes to the Financial Statements) a net deferred tax liability of $9.9 million was recorded at December 31, 1999.

Liquidity and Capital Resources

Working Capital and Cash Flow - As of September 30, 2000, the Company has $3.3 million of working capital, compared to a working capital deficit at September 30, 1999 of $74 million. The large working capital deficit at the end of the first nine months of 1999 resulted primarily from the acceleration of long-term debt due to the default on the Senior Notes, compounded by declines in both prices and production. The Company's realized oil and gas prices increased 74% and 45%, respectively, from the first nine months of 1999 to the first nine months of 2000. During the same period oil production declined 21% and gas production declined 39%. The combination of the increase in product prices and the decrease in production volumes during the first nine months of 2000 increased the Company's revenues from production, from $9.3 million in the first nine months of 1999 to $10.2 million in the first nine months of 2000.

The following summary table reflects comparative cash flows for the Company for the nine-month periods ended September 30, 2000 and 1999:

	Nine Months Ended September 30,
	2000	1999
	(in thousands)
Net cash provided by operating activities Net cash (used) by investing activities Net cash provided by financing activities	$ 2,791 (1,537) 113	$ 5,406 (4,833) --

As a result of the implementation of fresh start accounting, the financial statements as of December 31, 1999 and those as of September 30, 2000 and for the three and nine-month periods ended September 30, 2000, reflecting the fresh start accounting principles discussed above, are not comparable to the financial statements of prior periods.

For the nine months ended September 30, 2000 net cash provided by operating activities decreased to $2.8 million from $5.4 million during the comparable period in 1999, primarily from a decrease in interest payable and accounts payable. Cash used in investing activities decreased by $3.3 million, from $4.8 million during the first nine months of 1999 to $1.5 million during the comparable period in 2000. This decrease was a result of decreased capital spending during the first nine months of 2000 as compared to the same period in 1999. During the nine months ended September 30, 2000, $113,000 of cash flow was provided by financing activities, as the result of an increase in notes payable, while no cash was used or provided from financing activities in the first nine months of 1999.

Hedging Activities - With the objective of achieving more predictable revenues and cash flows and reducing the exposure to fluctuations in oil and natural gas prices, the Company has entered into hedging transactions of various kinds with respect to both oil and natural gas. While the use of these hedging arrangements limits the downside risk of reverse price movements, it may also limit future revenues from favorable price movements. As of November 10, 2000, the Company had no open forward sales positions.

Beginning November 1, 1999, the Company contracted to sell 6,000 barrels of oil per month at a fixed price of $22.05 per barrel for the next twelve months. This forward sale of oil represented approximately 15% of the Company's then-current monthly oil sales. The Company continuously reevaluates its hedging program in light of market conditions, commodity price forecasts, capital spending and debt service requirements. The Company may hedge additional volumes through the remainder of 2000 and into 2001 or it may determine from time to time to terminate its then existing hedging positions.

Recent Accounting Pronouncements - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or a liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will adopt SFAS No. 133 on January 1, 2001. Because the Company currently has no derivative instruments, the Company does not expect that the adoption of SFAS No. 133 will have a material impact on the Company's results of operations.

Risk Factors

A detailed discussion of risks and uncertainties which could affect the Company's future results and the forward-looking statements contained in this report can be found in the "Item 1. Business - Cautionary Statements" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Those risks and uncertainties remain applicable to the Company's operations.

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

The Company's revenues are derived from the sale of oil and natural gas production. From time to time, the Company enters into hedging transactions that fix, for specific periods and specific volumes of production, the prices the Company will receive for its production. These agreements reduce the Company's exposure to decreases in the commodity prices on the hedged volumes, while also limiting the benefit the Company might otherwise have received from increases in commodity prices of the hedged production.

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

PART II
Item 1.	Legal Proceedings

This information is incorporated by reference to Part 1, Item 1 (Note 6 - Legal Proceedings) of this report.
Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

27.1	Financial Data Schedule

(b)	Reports on Form 8-K

None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forman Petroleum Corporation
Date: November 14, 2000	By:	/s/ Jeffrey Clarke Jeffrey Clarke President
	By:	/s/ Michael H. Price Michael H. Price Chief Financial Officer