Form 10-Q
period 2001-03-31
FORMAN PETROLEUM CORP
filed 2001-05-15
CIK 1041635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER 333-31375*

                              -------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of May 15, 2001, there were 984,042 shares of the Registrant's Voting Common Stock, no par value, outstanding.

* The Commission file number refers to a Form S-4 Registration Statement filed by the Company under the Securities Act of 1933, which became effective September 26, 1997.

                          FORMAN PETROLEUM CORPORATION

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS


                                                                        Page No.
                                     PART I

Item 1.    Financial Information:

           Consolidated Balance Sheets as of March 31, 2001 and
           December 31, 2000                                                   1

           Consolidated Statement of Operations for the Three Month
           Periods Ended March 31, 2001 and March 31, 2000                     2

           Consolidated Statement of Cash Flows for the Three
           Month Periods Ended March 31, 2001 and
           March 31, 2000                                                      3

           Notes to Financial Statements                                     4-6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               7-12

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          13


                              PART II

Item 6.   Exhibits and Reports on Form 8-K                                    14

Signatures                                                                    15

                                     PART I

ITEM 1.  FINANCIAL INFORMATION

                          FORMAN PETROLEUM CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                                       March 31,      December 31,
                                                                                         2001              2000
                                                                                   ---------------   ----------
                                                                                      (Unaudited)
                       ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                       $    6,617,628    $    3,728,332
   Accounts receivable                                                                    147,820           135,473
   Oil and gas revenue receivable                                                       1,451,684         2,594,724
   Deferred tax asset                                                                     371,778           371,778
   Unbilled well costs                                                                      2,100               198
   Prepaid expenses and tax overpayment                                                    85,831           372,960
                                                                                   --------------    --------------

           Total current assets                                                         8,676,841         7,203,465
                                                                                   --------------    --------------

PROPERTY AND EQUIPMENT, at cost:
   Oil and gas properties, full cost method                                            29,230,043        28,481,661
   Unevaluated oil and gas properties                                                   5,058,024         5,006,197
   Other property and equipment                                                           281,396           287,524
                                                                                   --------------    --------------

                                                                                       34,569,463        33,775,382
   Less-accumulated depreciation, depletion and amortization                           (5,210,116)       (4,484,364)
                                                                                   ---------------   ---------------

           Net property and equipment                                                  29,359,347        29,291,018
                                                                                   --------------    --------------

OTHER ASSETS:
   Deferred acquisition costs                                                             311,910             -
   Funds on deposit in escrow                                                             493,467           487,783
                                                                                   --------------    --------------

TOTAL ASSETS                                                                       $   38,841,565    $   36,982,266
                                                                                   ==============    ==============

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                        $      456,717    $      518,760
   Undistributed oil and gas revenues                                                     517,659           745,024
   Current taxes payable                                                                  739,677
                                                                                                              -
   Current portion of notes payable                                                     1,214,131         1,219,214
                                                                                   --------------    --------------

           Total current liabilities                                                    2,928,184         2,482,998

Notes payable (long-term portion)                                                       1,015,913         1,309,790
Deferred tax liability                                                                 10,794,199        10,788,208
                                                                                   --------------    --------------

           Total liabilities                                                           14,738,296        14,580,996

STOCKHOLDERS' EQUITY:
   Common stock, no par value, authorized 10,000,000
     shares; issued and outstanding 984,042 shares                                     20,685,007        20,685,007
   Retained earnings (deficit)                                                          3,418,262         1,716,263
                                                                                   --------------    ---------------

           Total stockholder's equity                                                  24,103,269        22,401,270
                                                                                   --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $   38,841,565    $   36,982,266
                                                                                   ==============    ==============



        The accompanying notes are an integral part of these consolidated financial statements.

                         FORMAN PETROLEUM CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                       Three Months Ended
                                                                            March 31,
                                                                           (unaudited)
                                                              ----------------------------------
                                                                   2001                 2000
                                                              -------------        -------------
Revenues:
   Oil and gas sales                                          $   5,030,994        $   3,217,682
   Interest income                                                   53,543               12,132
   Overhead reimbursements                                            8,068               12,783
   Other income                                                       3,040              139,454
                                                              -------------        -------------

         Total revenues                                           5,095,645            3,382,051
                                                              -------------        -------------

Costs and expenses:
   Production taxes                                                 222,830               76,258
   Lease operating expenses                                         866,013              812,101
   General and administrative expenses                              579,465              389,397
   Recapitalization expense                                               -               15,225
   Depreciation, depletion and amortization                         725,752            1,211,639
                                                              -------------        -------------

         Total expenses                                           2,394,060            2,504,620
                                                              -------------        -------------

Net income from operations before
    reorganization items and income taxes                         2,701,585              877,431

Reorganization items:
    Adjustment to reorganization costs                                    -           (1,383,600)
                                                              -------------        -------------

Net income before income taxes                                    2,701,585             (506,169)

Income taxes                                                        999,586             (187,283)
                                                              -------------        -------------

Net income (loss)                                                 1,701,999             (318,886)
                                                              -------------        -------------

Per common share amounts:
Net income (loss) per share                                   $        1.73        $       (0.32)
                                                              =============        =============

Weighted average basic and diluted shares outstanding               984,042               984,042
                                                              =============        =============

        The accompanying notes are an integral part of these consolidated financial statements.

                          FORMAN PETROLEUM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Three Months Ended
                                                                                      March 31,
                                                                                      (unaudited)
                                                                         -------------------------------------
                                                                               2001                 2000
                                                                         ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    $    1,701,999         $     (318,886)
  Adjustments to reconcile net income to net cash provided
     by operating activities-
       Depreciation and amortization                                          725,752              1,211,638
       Deferred tax expense (benefit)                                           5,991                (58,501)
  Change in assets and liabilities-
     Decrease (Increase) in oil and gas revenue receivable                  1,143,040               (119,148)
      (Increase) Decrease in accounts receivable                              (12,347)                69,733
     Decrease (Increase) in unbilled well cost and prepaid expenses            31,309                (21,485)
     Decrease in tax overpayment                                              253,918                      -
     (Decrease) Increase in accounts payable                                  (62,043)               992,071
     (Decrease) Increase in undistributed oil and gas revenues               (227,365)                 5,926
     (Increase) in deferred acquisition costs                                (311,910)                     -
     Increase in current taxes payable                                        739,677                      -
                                                                       --------------         --------------

           Net cash provided by operating activities                        3,988,021              1,761,348
                                                                       --------------         --------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to oil and gas properties                                        (800,209)              (954,960)
  (Increase) in escrow account                                                 (5,684)                  (644)
  Sale (Purchase) of other property and equipment                               6,127                (32,558)
                                                                       --------------         ---------------

           Net cash used in investing activities                             (799,766)              (988,162)
                                                                       --------------         --------------

CASH FLOWS USED IN FINANCING ACTIVITIES:
  Repayment of notes payable                                                 (298,959)              (222,025)
                                                                       ---------------        ---------------

           Net cash used in financing activities                             (298,959)              (222,025)
                                                                       ---------------        ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   2,889,296                551,161

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                             3,728,332              3,180,925
                                                                       --------------         --------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                              $    6,617,628         $    3,732,086
                                                                       ==============         ==============

SUPPLEMENTAL DISCLOSURES:
  Cash paid for-
     Interest                                                          $       51,827         $       44,220
                                                                       ==============         ==============

     Income taxes                                                      $            -         $            -
                                                                       ==============         ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                          FORMAN PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2001 AND 2000

1.   BUSINESS

OVERVIEW

Forman Petroleum Corporation (the "Company," "we" or "us") is an independent energy company engaged in the acquisition, exploitation, exploration, development and production of natural gas and crude oil. We have been active in the Gulf Coast Basin since 1982. The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary, Ascent Energy Inc.

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

On March 20, 2001, we acquired all the outstanding shares of Ascent Energy common stock from our majority stockholders in exchange for $1,000 cash. In addition, we have agreed to cause Ascent Energy to repay approximately $76,000, in the aggregate, to our majority stockholders for certain out-of-pocket costs. Concurrently with the consummation of the Offer, it is expected that we will be restructured as a holding company by contributing all of our assets and recorded liabilities to Ascent Energy in exchange for additional shares of Ascent Energy common stock.

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

2.   SIGNIFICANT ACCOUNTING POLICIES

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

DEFERRED ACQUISITION COSTS

Costs incurred during 2001, consisting primarily of consulting, legal and financial advisory fees, were capitalized in anticipation of the Pontotoc acquisition. These costs will be expensed in the event the acquisition is not ultimately completed.

DERIVATIVES

We use derivative financial instruments such as swap agreements and forward sales contracts for price protection purposes from time to time on a limited amount of our future production and not for trading purposes. Such derivatives are accounted for on an accrual basis and amounts paid or received under the agreements are recognized as oil and gas sales in the period in which they accrue. For the periods ended March 31, 2001 and 2000, we recorded additions to oil and gas sales of $-0- and $109,800, respectively, under these agreements. As of March 31, 2001 and through May 15, 2001, we had no open forward gas sales positions.

PER SHARE AMOUNTS

Net income or loss per share of common stock was calculated by dividing net loss applicable to common stock by the weighted-average number of common shares outstanding during the year. For 2001 and 2000, warrants and options were excluded because the exercise price of outstanding options and warrants (490,516 in 2001 and 490,526 in 2000) exceeded the fair value of our common stock.

ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." We adopted SFAS No. 133 on January 1, 2001. SFAS No.133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Certain contracts that provide for the purchase or sale of a commodity that will be delivered in quantities expected to be used or sold by us over a reasonable period in the normal course of business may qualify for exemption from the provisions of SFAS No. 133. Our fixed-price forward sales contracts and swap contracts cover the pricing of physical delivery of our production in the normal course of business and are not subject to the requirements of SFAS No. 133 as we have designated these as normal sales. Therefore, the adoption of SFAS No. 133 did not have a material impact on our financial position or results of operations.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the presentation of such items in the current year.

3.   INTERIM FINANCIAL STATEMENTS

Our financial statements at March 31, 2001 and for the three month period then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, for the year ended December 31, 2000 contained in our Form 10-K (file number 333-31375) filed with the Commission on April 2, 2001.

4.   LEGAL PROCEEDINGS

From time to time, we may be a party to various legal proceedings. We currently are a party to a lawsuit arising in the ordinary course of business. Management does not expect this matter to have a material adverse effect on our financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion is intended to assist in an understanding of our historical financial position and the results of operations for the three-month periods ended March 31, 2001 and 2000. Our financial statements at March 31, 2001 and for the three month period then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, for the year ended December 31, 2000 contained in our Annual Report on Form 10-K (file number 333-31375) filed with the Commission on April 2, 2001. Our historical financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

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

On March 20, 2001, we acquired all the outstanding shares of Ascent Energy common stock from our majority stockholders in exchange for $1,000 cash. In addition, we have agreed to cause Ascent Energy to repay approximately $76,000, in the aggregate, to our majority stockholders for certain out-of-pocket costs. Concurrently with the consummation of the Offer, it is expected that we will be restructured as a holding company by contributing all of our assets and recorded liabilities to Ascent Energy in exchange for additional shares of Ascent Energy common stock.

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

RESULTS OF OPERATIONS

The following table sets forth certain operating information with respect to our oil and gas operations for the three-month periods ended March 31, 2001 and 2000:

                                                           Three Months Ended March 31,
                                                         -------------------------------
                                                             2001                 2000
                                                         -----------         -----------
Sales:
         Oil (Bbls)                                           62,140              69,660
         Gas (Mcf)                                           457,553             548,402
         Oil and Gas (BOE)(1)                                138,399             161,060
Sales Revenue:
   Total oil sales                                        $1,694,779          $1,740,403
   Total gas sales                                         3,336,215           1,477,279
                                                         -----------         -----------
           Total sales                                    $5,030,994          $3,217,683
Average sales prices:
   Oil (per Bbl)                                              $27.27              $24.98
   Gas (per Mcf)                                               $7.29               $2.69
   Per BOE                                                    $36.35              $19.98
Average costs (per BOE):
   Severance taxes                                             $1.61               $0.47
   Lease operating expenses                                    $6.26               $5.04
   General and administrative expenses                         $4.19               $2.42
   Depreciation, depletion and amort.                          $5.24               $7.45

-----------------
(1) Barrels of oil equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

REVENUES - The following table reflects an analysis of differences in our oil and gas revenues between the three month period ended March 31, 2001 and the comparable period in 2000:

                                                                            FIRST QUARTER
                                                                           2001 COMPARED TO
                                                                          FIRST QUARTER 2000
                                                                          ------------------
             Increase (decrease) in oil and gas
               Revenues resulting from differences in:
               Crude oil and condensate -

                           Prices                                               $   142,258
                           Production                                              (187,882)
                                                                                -----------
                                                                                    (45,624)
                Natural gas -
                           Prices                                                 2,103,664
                           Production                                              (244,728)
                                                                                -----------
                                                                                  1,858,936

             Increase (decrease) in oil and gas revenues                        $ 1,813,312
                                                                                ===========

For the quarter ended March 31, 2001, total oil and gas revenues increased $1,813,312 from revenues for the first quarter of 2000. Oil production for the first quarter of 2001 decreased 10.8% from the comparable quarter in 2000, and gas production between comparable periods decreased 16.6%. The decrease in oil and gas production resulted primarily from a general decline in production from all fields, combined with the 70% decline in production of gas from the Simoneaux 17 well. Oil prices for the quarter ended March 31, 2001 increased 9.2%, to $27.27 per Bbl from $24.98 per Bbl for the first quarter of 2000. Gas prices also increased during the quarter ended March 31, 2001 to $7.29 per Mcf from $2.69 per Mcf for the first quarter of 2000.

LEASE OPERATING EXPENSES - On a BOE basis, lease operating expenses increased 24.1%, to $6.26 per BOE for the three months ended March 31, 2001 from $5.04 per BOE in the comparable 2000 period. This increase is due to the 14% reduction in production in 2001 as compared to the 2000 first quarter. For the quarter ended March 31, 2001 actual lease operating expenses were 6.6% higher than the comparable quarter in 2000. The increase for the quarter ended March 31, 2001 resulted primarily from the overall increase in the cost of services, combined with a salary increase for all field operating personnel, effective January 1, 2001.

SEVERANCE TAXES - The effective severance tax rate as a percentage of oil and gas revenues increased to 4.4% for the three months ended March 31, 2001 from 2.4% for the comparable period in 2000. The relatively low effective rate in 2000 was attributable to a refund of oil severance taxes received in the first quarter of 2000 of $176,310 under Louisiana's severance tax abatement program for a well in the Boutte Field. Without this one-time refund item, the effective severance tax rate for 2000 would have been 7.8%. Excluding the effect of this refund in 2000, the effective severance tax rate actually decreased between first quarter 2000 and the comparable quarter in 2001, due primarily to the 125% increase in gas sales in 2001 over 2000, where the severance tax rate is related to the volumes sold, rather than the sales value. This decrease in 2001 is partially offset by an increase in oil severance taxes due to the expiration of severance tax exemptions on the Harrison #3 well.

GENERAL AND ADMINISTRATIVE EXPENSES - For the three months ended March 31, 2001 general and administrative ("G&A") expenses were $4.19 per BOE, a 73% increase from the $2.42 per BOE for the first three months of 2000. The first quarter increase in G&A per BOE in 2001 resulted primarily from the decrease in production during the first quarter of 2001 as compared to the first quarter of 2000, combined with an increase in the total actual G&A between the periods. For the first three months of 2001, actual G&A increased 49%, from $389,397 in 2000 to $579,465 in 2001. The increase of $190,068 in actual G&A expenses for the three month period ended March 31, 2001 was the result of increases in contract services, salaries, and travel expenses. We capitalized $234,892 of our G&A into the full cost pool in the first quarter of 2000 and $255,815 of G&A was similarly capitalized in the first quarter of 2001. Without this capitalization of G&A, actual G&A in the first quarter of 2001 increased $211,000, or 34%, over the comparable 2000 first quarter.

REORGANIZATION COSTS - In conjunction with our reorganization under Chapter 11, as discussed in our Form 10K for the year ended December 31, 2000 (file number 333-31375) filed with the Commission on April 2, 2001, we incurred additional reorganization costs of $1,383,600 during the first quarter of 2000. No such reorganization costs were incurred in the first quarter of 2001.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE - For the three months ended March 31, 2001 depreciation, depletion and amortization ("DD&A") expense decreased 40.1% from the comparable 2000 period. The DD&A decrease from the first quarter of 2000 to 2001 is attributable to our decreased production and related future capital costs between the comparable periods for 2000 and 2001, combined with the effect of the historically high year-end gas prices at December 31, 2000, as reflected in our reserve report, and our use of the future gross revenue method of computing DD&A.

On a BOE basis, which reflects the decreases in production, the DD&A rate for the first three months of 2001 was $5.24 per BOE compared to $7.52 per BOE for the same period in 2000, a decrease of 30.3%.

INTEREST EXPENSE - All interest expense incurred in the first quarter of 2000 and in the first quarter of 2001 was capitalized into the unevaluated properties. Net of the interest capitalized for each of these periods, interest expense actually increased to $52,000 for the first quarter of 2001 from $44,000 for the comparable 2000 period. This increase in interest expense is due to the addition of $984,000 to our notes payable to the creditors in bankruptcy, resulting from a judgment in favor of the creditor in the second half of 2000.

NET INCOME (LOSS) FROM OPERATIONS - Due to the factors described above, the net income from operations for the three months ended March 31, 2001 was $2.7 million, an increase of $1.8 million over the net income of $877,431 reported for the first three months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL AND CASH FLOW - As of March 31, 2001, we had $6.5 million of working capital, compared to working capital at March 31, 2000 of $1.1 million. The large working capital increase between the first quarter of 2000 and the first quarter of 2001 resulted primarily from the large increase in natural gas prices during the period between the comparable quarters, combined with the fact that we did not drill any new wells during the intervening period. Our realized oil and gas prices increased 9% and 171%, respectively, from the first quarter of 2000 to the first quarter of 2001. During the same period oil production declined 11% and gas production declined 17%. The combination of the increase in product prices and the decrease in production volumes for the first quarter of 2001 increased our revenues from production, from $3.2 million in the first quarter of 2000 to $5.1 million in the first quarter of 2001.

We believe that our cash on hand plus the expected normal cash flow from operations will be sufficient to fund our working capital needs for the remainder of 2001. See also "Recent Developments" above.

The following summary table reflects our comparative cash flows for the three month periods ended March 31, 2001 and 2000:

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                                (IN THOUSANDS)
                                                                            ----------------------
                                                                              2001           2000
                                                                            -------        -------
              Net cash provided by operating activities                     $ 3,988        $ 1,761
              Net cash (used) by investing activities                          (800)          (988)
              Net cash provided by financing activities                        (299)          (222)


For the three months ended March 31, 2001 net cash provided by operating activities increased to $3.99 million from $1.76 million during the comparable period in 2000. Cash used in investing activities during the three months ended March 31, 2001 increased to $800,000 from $988,000 during the comparable period in 2000. Cash used by financing activities increased from $222,000 in the first quarter of 2000 to $299,000 of cash used during the first quarter of 2001.

HEDGING ACTIVITIES -For the periods ended March 31, 2001 and 2000, we recorded additions to oil and gas sales of $-0- and $109,800, respectively, under hedging agreements. We entered into a forward sales agreement to sell 200 barrels per day of its oil production in October, 1999 for the twelve months ending November 30, 2000, at a price of $22.05 per barrel. As of March 31, 2001 and through May 14, 2001, we had no open forward gas sales positions.

ACCOUNTING CHANGES - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." We adopted SFAS No. 133 on January 1, 2001. SFAS No.133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Certain contracts that provide for the purchase or sale of a commodity that will be delivered in quantities expected to be used or sold by us over a reasonable period in the normal course of business may qualify for exemption from the provisions of SFAS No. 133. Our fixed-price forward sales contracts and swap contracts cover the pricing of physical delivery of our production in the normal course of business and are not subject to the requirements of SFAS No. 133 as we have designated these as normal sales. Therefore, the adoption of SFAS No. 133 did not have a material impact on our financial position or results of operations.

RISK FACTORS

A detailed discussion of risks and uncertainties which could affect our future results and the forward looking statements contained in this report can be found in the "Item 1. Business - Cautionary Statements" section of our Annual Report on Form 10-K for the year ended December 31, 2000. Those risks and uncertainties remain applicable to our operations.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to the discussions of Liquidity and Capital Resources, includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in the discussions are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties which could cause the actual results to differ materially from our expectations. Such risks and uncertainties include, but are not limited to, the timing and extent of changes in commodity prices for oil and gas, the need to develop and replace reserves, environmental risks, drilling and operating risks, risks related to exploration and development, uncertainties about the estimates of reserves, competition, government regulations and our ability to meet its stated business goals, as well as other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission (the "Cautionary Statements"). We undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions or other factors affecting such statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our revenues are derived from the sale of oil and natural gas production. With the objective of achieving more predictable revenues and cash flows and reducing the exposure to fluctuations in oil and natural gas prices, from time to time, we may enter into hedging transactions which fix, for specific periods and specific volumes of production, the prices the Company will receive for its production. These agreements reduce the our exposure to decreases in the commodity prices on the hedged volumes, while also limiting the benefit we might otherwise have received from increases in commodity prices of the hedged production.

We use hedging transactions for price protection purposes on a limited amount of its future production and do not use these agreements for speculative or trading purposes. The impact of hedges is recognized in oil and gas sales in the period the related production revenues are accrued.

Based on projected annual production volumes for 2001, a 10% decline in the prices we receives for its oil and natural gas production would have an approximate $21.6 million negative impact on our discounted future net revenues.

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBIT -

          None

(b)  REPORTS ON FORM 8-K

          Current Report on Form 8-K dated March 27, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FORMAN PETROLEUM CORPORATION

Date: May 15, 2000                     By: /s/ JEFFREY CLARKE
                                           --------------------------------
                                               Jeffrey Clarke
                                               President


                                       By: /s/ MICHAEL H. PRICE
                                           -------------------------------
                                               Michael H. Price
                                               Chief Financial Officer